Form 10-Q
period 1997-03-02
PALEX INC
filed 1997-05-05
CIK 1029448

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarterly period ending March 2, 1997

                                   or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the Transition period from ________ to _________

Commission File Number:  000-22237

                                   PALEX, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                    76-0520673
(State of other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

    3555 TIMMONS LANE, SUITE 610
           HOUSTON, TEXAS                                 77027
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 713-626-9711

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 30 days.

         Yes [X]*   No [ ]

         * The Registrant became subject to the reporting requirements of
Section 13 of the Securities Exchange Act of 1934 on March 19, 1997.

         The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at April 22, 1997 was 10,537,889.

                                   PALEX, INC.
            FORM 10-Q FOR THE THREE MONTH PERIOD ENDING MARCH 2, 1997

                                      INDEX

Part I - Financial Information

  Item 1 - Financial Statements

    General Information ...................................................    3

    Balance Sheets - PalEx, Inc. as of November 30, 1996 and March 2,
      1997 and Pro Forma as of March 2, 1997 ..............................    4

    Statements of Income - PalEx, Inc. for the Three Month Periods
      ended February 29, 1996 and March 2, 1997 and Pro Forma for the
      Three Month Periods ended February 29, 1996 and March 2, 1997 .......    5

    Statements of Cash Flows - PalEx, Inc.for the Three Month Periods
      ended February 29, 1996 and March 2, 1997 ...........................    6

    Notes to the Financial Statements .....................................    7

  Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations .............................................   12

Part II - Other Information

  Item 1 - Legal Proceedings ..............................................   18

  Item 2 - Recent Sales of Unregistered Securities ........................   18

  Signature ...............................................................   19

                                   PALEX, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL INFORMATION

    PalEx, Inc. ("PalEx" or the "Company") was founded in January 1996 to create a nationwide provider of pallet products and related services, On March 25, 1997, PalEx and separate wholly owned subsidiaries acquired in separate transactions (the "Acquisitions"), simultaneously with the closing of its initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock"), three businesses: Fraser Industries, Inc. ("Fraser"), Ridge Pallets, Inc. ("Ridge") and Interstate Pallet Co., Inc. (" Interstate" and, together with Fraser and Ridge, collectively referred to as the "Founding Companies"). The consideration for the Acquisitions of the Founding Companies consisted of a combination of cash and Common Stock. Because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of Common Stock following the Offering and the Acquisitions, and (ii) the stockholders of Fraser received the greatest number of shares of Common Stock among the stockholders of the Founding Companies, for financial statement presentation purposes, Fraser has been identified as the accounting acquiror. The acquisitions of Ridge and Interstate will be accounted for using the purchase method of accounting. Therefore the accompanying historical financial statements as of November 30, 1996 and March 2, 1997 and for the three month periods ended February 29, 1996 and March 2, 1997 of Fraser are presented as the historical financial statements of the registrant. Unless the context otherwise requires, all references herein to the Company include PalEx and the Founding Companies.

    Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Financial Statements of PalEx, Fraser and Ridge and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-18683), as amended (the "Registration Statement"), filed with the SEC in connection with the Offering.

                                   PALEX, INC.
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                          PRO FORMA
                                                                              NOVEMBER 30,          MARCH 2,               MARCH 2,
                                                                                 1996                 1997                  1997
                                                                                                   (UNAUDITED)           (UNAUDITED)
                                                       ASSETS
CURRENT ASSETS:
     Cash and cash equivalents ...................................             $      4              $      6              $    346
     Accounts receivable, net of
       allowance of $57 ..........................................                2,852                 3,406                 8,500
     Inventories .................................................                2,750                 3,431                 8,503
     Other current assets ........................................                 --                    --                     725
                                                                               --------              --------              --------
                  Total current assets ...........................                5,606                 6,843                18,074

PROPERTY, PLANT AND EQUIPMENT, net ...............................                7,279                 7,280                14,126
GOODWILL .........................................................                 --                    --                  16,520
OTHER ASSETS .....................................................                  155                   150                 1,004
                                                                               --------              --------              --------
                  Total assets ...................................             $ 13,040              $ 14,273              $ 49,724
                                                                               ========              ========              ========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Line of Credit ..............................................             $    455              $  1,105              $   --
     Current Maturities of long-term debt ........................                  737                   655                    50
     Accrued profit sharing contribution .........................                 --                     375                   268
     Accounts payable ............................................                1,487                 1,912                 3,084
     Accrued expenses ............................................                1,478                 1,064                 2,888
                                                                               --------              --------              --------
                  Total current liabilities ......................                4,157                 5,111                 6,290

LONG-TERM DEBT, net of current maturities ........................                1,262                   957                 6,750
DEFERRED INCOME ..................................................                  336                   329                   329
DEFERRED INCOME TAXES ............................................                   49                    43                 1,466
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Preferred stock $.01 par value,
       5,000,000 shares authorized, no
       shares issued
     Common stock, $.01 par value,
       30,000,000 shares authorized and
       10,123,889 outstanding .....................................                 --                    --                     100
     Common stock, $1 par value;
       200,000 shares authorized and 11,000
       shares outstanding ........................................                   11                    11                  --
     Additional paid-in capital ..................................                   67                    67                36,448
     Retained earnings ...........................................                7,249                 7,846                (1,659)
                                                                               --------              --------              --------
                                                                                  7,327                 7,924                34,889
     less - 1,000 shares of common stock
       in treasury, at cost ......................................                  (91)                  (91)                 --
                                                                               --------              --------              --------
                                                                                  7,236                 7,833                34,889
                                                                               --------              --------              --------
                  Total liabilities and
                    stockholders' equity .........................             $ 13,040              $ 14,273              $ 49,724
                                                                               ========              ========              ========

   The accompanying notes are an integral part of these financial statements.

                                   PALEX, INC.
                              STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                     THREE MONTH PERIOD ENDED
                                                          -----------------------------------------------------------------------
                                                                     HISTORICAL                                 PRO FORMA
                                                          ----------------------------------             ------------------------
                                                          FEBRUARY 29,            MARCH 2,             FEBRUARY 29,      MARCH 2,
                                                              1996                  1997                  1996             1997
                                                          ------------          ------------             -------         --------
REVENUES ..........................................       $     10,767          $     12,405             $24,541         $ 28,117
COST OF GOODS SOLD ................................              8,507                10,543              19,929           23,906
                                                          ------------          ------------             -------         --------
         Gross profit .............................              2,260                 1,862               4,612            4,211
SELLING, GENERAL AND ADMINISTRATIVE ...............                791                   801               1,898            1,710
SUPPLEMENTAL PROFIT SHARING CONTRIBUTION ..........               --                     375                --              1,069
                                                          ------------          ------------             -------         --------
         Income from operations ...................              1,469                   686               2,714            1,432
INTEREST EXPENSE ..................................                119                    63                  81               81
GOODWILL AMORTIZATION .............................               --                    --                   139              139
OTHER INCOME (EXPENSE) ............................                 (2)                  (26)                 29              (27)
                                                          ------------          ------------             -------         --------
INCOME BEFORE INCOME TAXES ........................              1,348                   597               2,523            1,185
PROVISION FOR INCOME TAXES ........................               --                    --                 1,002              468
                                                          ------------          ------------             -------         --------
NET INCOME ........................................       $      1,348          $        597             $ 1,521         $    717
                                                          ============          ============             =======         ========
EARNINGS PER SHARE ................................                                                      $   .15         $    .07(1)

WEIGHTED AVERAGE SHARES OUTSTANDING ...............                                                   10,123,889       10,123,889

   The accompanying notes are an integral part of these financial statements.

(1) Excluding the effect of the supplemental profit sharing contribution of $1.1 million ($637,000 net of tax), pro forma net income and pro forma earnings per share would have been $1.4 million and $.13 per share respectively. See
    Note 8 in Notes to the Financial Statements.

                                   PALEX, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                    THREE MONTH PERIOD
                                                                                                          ENDED
                                                                                               ----------------------------
                                                                                             FEBRUARY 29,            MARCH 2,
                                                                                                1996                  1997
                                                                                               -------                -----
CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Income ..................................................................         $ 1,348                $ 597
         Adjustments to reconcile net income to net cash
              provided by operating activities -
                  Depreciation and amortization ......................................             223                  317
                  (Gain) loss on sale of assets ......................................              (4)                  24
                  Changes in operating assets and liabilities -
                      Accounts receivable ............................................             419                 (554)
                      Inventories ....................................................            (763)                (681)
                      Other current assets ...........................................             (15)                --
                      Accounts payable and accrued expenses ..........................            (252)                 380
                      Other assets ...................................................             151                    5
                      Deferred income ................................................              21                   (7)
                                                                                               -------                -----
              Net cash provided by operating activities ..............................           1,128                   81
CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of property, plant and equipment ...................................            (830)                (375)
         Proceeds from sale of equipment .............................................              19                   33
                                                                                               -------                -----
              Net cash used in investing activities ..................................            (811)                (342)
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from (payments on)
              short term borrowings net ..............................................            (275)                 650
         Proceeds from (payments on)
              long-term debt net .....................................................            (157)                (387)
                                                                                               -------                -----
              Net cash used in financing activities ..................................            (432)                 263
                                                                                               -------                -----
NET DECREASE IN CASH AND CASH EQUIVALENTS ............................................            (115)                   2
CASH AND CASH EQUIVALENTS --
         beginning of three month period .............................................             115                    4
                                                                                               -------                -----
CASH AND CASH EQUIVALENTS -
         end of three month period ...................................................         $     0                $   6
                                                                                               =======                =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid for -
              Interest ...............................................................             119                   63
              Income taxes ...........................................................            --                   --

     The accompany notes are an integral part of these financial statements.

                                   PALEX, INC
                          NOTES TO FINANCIAL STATEMENTS
                                  MARCH 2, 1997
                                   (UNAUDITED)

    1. BASIS OF PRESENTATION

    PalEx was formed in January, 1996 to create a national provider of pallets and related services. On March 25, 1997, PalEx acquired the Founding Companies for consideration consisting of cash and Common Stock. The closing of the Offering also occurred on that date.

    For financial statement purposes, Fraser, one of the Founding Companies, has been identified as the accounting acquiror. Accordingly, the historical financial statements represent those of Fraser prior to the Acquisitions and the Offering. The Acquisitions were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and liabilities assumed of the Founding Companies has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

    The accompanying unaudited interim financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement.

    The pro forma financial information for the three month periods ended February 29, 1996 and March 2, 1997 includes the results of PalEx combined with the Founding Companies as if the Acquisitions had occurred at the beginning of each respective three month period. The proforma combined financial information includes the effects of (i) the Acquisitions (ii) the Offering (iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they have agreed prospectively (iv) the distribution or sale of certain assets prior to the Acquisitions to the former owners of the Founding Companies and expenses related thereto (v) amortization of goodwill resulting from the Acquisitions and (vi) advances under the Credit Facility (see Note 3 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Acquisition results of operations because (i) the Founding Companies were not under common control or management and (ii) the Company will use the purchase method to establish a new basis of accounting to record the Acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Effective with the three month period ending March 2, 1997, the Company maintains its accounting records using a 52/53 week year ending on the last Sunday in November. Each quarter contains thirteen weeks and ends on a Sunday.

    There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Financial Statements of PalEx and Fraser included in the Financial Statements in the Company's Registration Statement.

3. CREDIT FACILITY

    On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $35 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures and working capital. Advances under the Credit Facility bear interest at such bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 25, 2004. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. On the date of the Offering, the Company borrowed $6.2 million under the Credit Facility at an interest rate of 8.25%. Subsequent to March 2, 1997, the Company repaid $1.2 million with cash generated from operations and converted the remaining $5.0 million of the borrowings to loans based on the London interbank offering rate bearing various interest rates averaging approximately 6.5%. The approximate level of available borrowings under the Credit Facility at May 1, 1997 was $30.0 million.

4. CAPITAL STOCK

    On March 25, 1997, PalEx completed the Offering, which involved the sale by PalEx of 3,000,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to PalEx from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $20.1 million. Of this amount, $3.4 million was used to pay the cash portion of the purchase prices relating to the acquisitions of the Founding Companies with the remainder being used to pay certain indebedness of the Founding Companies.

    On April 22, 1997, the Company sold an additional 450,000 shares of Common Stock at a price to the public of $7.50 per share (generating net proceeds to the Company of $3,138,750 after underwriting discounts and commissions) pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds were used to repay indebtedness under the Credit Facility in the amounts of $2.0 million and $1.0 million on April 22, 1997 and May 2, 1997, respectively.

5. EARNINGS PER SHARE

    The historical periods presented represent the results of operations of Fraser under its historical capital structure. Accordingly, earnings per share of Fraser are not presented as they are not meaningful. The computation of pro forma net income per share for the three month periods ended February 29, 1996 and March 2, 1997 is based on 10,123,889 shares of Common Stock outstanding, which includes shares:

    Issued in consideration for acquisition of Founding Companies ..  5,910,000
    Sold pursuant to the Offering ..................................  3,000,000
    Held by Main Street Capital Partners, L. P .....................  1,021,389
    Issued to profit sharing plans of Founding Companies ...........    142,500
    Issued to management ...........................................     50,000
                                                                     ----------
                                                                     10,123,889

    The computation excludes options for 925,000 shares granted to management, directors and key employees at the Offering date and the 450,000 shares sold on April 22, 1997 pursuant to the exercise of the underwriters' over-allotment option.

    In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", revising the methodology to be used in computing earnings per share ("EPS") requiring that the computations required for primary and fully diluted EPS be replaced with "basic" and "diluted" EPS. The Company will adopt SFAS No. 128 effective November 30, 1997 and will restate EPS for all periods presented. The Company anticipates that the amount reported for basic EPS for the three month period ending March 2, 1997 will be unchanged.

6. INCOME TAXES

    Prior to the Acquisitions, the stockholders of Fraser elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Fraser did not pay federal and certain state income taxes as Fraser's stockholders paid income taxes on their proportionate share of Fraser's earnings. Commencing with the Acquisitions, the Company will be taxed at applicable federal and state income tax rates.

    The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods subsequent to the acquisition date. The Founding Companies will each file a "short period" federal income tax return through their respective acquisition dates.

         The provision for income taxes included in the Pro Forma Statements of Income for the three month periods ended February 29, 1996 and March 2, 1997 assumes the application of statutory federal and state income taxes rates and the non-deductibility of goodwill amortization.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

INSURANCE

    The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

OPERATING LEASE AGREEMENTS

    The Company conducts a portion of its operations and warehouses certain of its products in leased facilities as operating leases.

    Minimum future rental payments under the noncancelable operating leases as of November 30, 1996 are as follows (in 000s):

    Fiscal Years Ending
         November 30, 1997 ................................   $  746
         November 29, 1998 ................................      449
         November 28, 1999 ................................      251
         November 26, 2000 ................................        6
                                                              ------
                                                              $1,452
                                                              ======

    The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $214,000, $324,000 in the three-months ended February 29, 1996 and March 2, 1997, respectively.

8. SUPPLEMENTAL PROFIT SHARING CONTRIBUTION

    During the three month period ended March 2, 1997, the Founding Companies made supplemental contributions totaling $1.1 million to their respective profit sharing plans. In connection with the Acquisitions, PalEx agreed to satisfy the supplemental profit sharing obligations through the issuance of shares of PalEx Common Stock.

                                   PALEX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

    The following discussion should be read in conjunction with the Pro Forma Financial Statements of the Company and related notes thereto, the Financial Statements of PalEx, Fraser and Ridge and related notes thereto which are included in the Company's Registration Statement. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward-looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the availability of attractive acquisitions opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors discussed in the Registration Statement.

RESULTS OF OPERATIONS - COMBINED

    The combined results of operations for the periods presented do not purport to present those of the combined Founding Companies in accordance with generally accepted accounting principles, but represent merely the sum of the revenues, cost of sales, gross profit, selling, general and administrative expenses and supplementary profit sharing contributions for the individual Founding Companies and PalEx on a historical basis and exclude the effects of proforma adjustments. This data will not be comparable to, and may not be indicative of, the Company's post-combination results of operations because (i) the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented and (ii) the Company will use the purchase method to establish a new basis of accounting to record the Acquisitions.

    Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer, variation in product mix and weather conditions. Accordingly, the operating results for any three-month period are not necessarily indicative of the results that may be achieved for any subsequent three month period or for a full fiscal year.

THREE MONTH PERIODS ENDED FEBRUARY 29, 1996 AND MARCH 2, 1997

    The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated:

                                                    THREE MONTH PERIOD ENDED
                                              ----------------------------------
                                              FEBRUARY 29, 1996   MARCH 2, 1997
                                              -----------------  ---------------
Revenues ...................................   $24,541   100.0   $28,117   100.0
Cost of Sales ..............................    19,954    81.3    23,930    85.1
                                               -------   -----   -------   -----
         Gross Profit ......................     4,587    18.7     4,187    14.9
Selling, general and administrative ........     1,844     7.5     1,912     6.8
Supplemental profit sharing contribution ...      --      --       1,069     3.8

    Combined revenues increased 14.6% from $24.5 million to $28.1 million. This increase was partially attributable to an increase in the average sales price of new pallets, an increase which reflects higher raw material costs, a portion of which were passed on to customers in the form of higher sales prices. Sales to CHEP, the Company's largest customer, increased from 29.3% of revenues in 1996 to 40.5% of revenues in 1997 as a result of increased orders. The increase in orders from CHEP assisted the Company in partially offsetting a reduction in the demand for pallets from the produce industry in south Florida during February 1997 as a result of freezing weather conditions occurring in late January, 1997.

    Combined unit sales of new pallets increased from approximately 1.8 million to 1.9 million and repaired and used pallet units increased from approximately
1.3 million to 1.7 million. Unit sales of agricultural harvesting boxes and specialty bins decreased from 11,000 to 2,600 as a result of continued competitive pressures from plastic boxes and bins.

    Combined gross profit declined from approximately $4.6 million to $4.2 million and as a percentage of revenues from 18.7% to 14.9%, primarily as a result of higher raw material costs resulting from the impact of wet weather conditions on the harvesting of both hardwood and pine timber during the three-month period ended March 2, 1997. Such conditions generally restricted the supply of lumber and increased its cost. The Company believes that the increases in the cost of pine lumber were also influenced by the operation of lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. The Company has experienced some delay in passing these higher raw material costs on to customers in the form of higher sales prices due to competitive pressures.

    Combined selling, general and administrative costs exclusive of supplemental profit sharing contributions increased from approximately $1.8 million in 1996 to $1.9 million in 1997 and were 7.5% and 6.8% of revenues respectively. In addition to recurring selling, general and administrative costs, the Founding Companies made supplemental contributions to their respective profit sharing plans of approximately $1.1 million during the three month period ended March 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED

    During the three month period ended March 2, 1997, net cash provided by operating activities was $708,000, capital expenditures were $598,000 and net repayment of debt amounted to $305,000. The Company anticipates capital expenditures (exclusive of acquisitions and the construction of new market facilities, if any) of approximately $2.5 million during the remainder of 1997, primarily for the recurring replacement of machinery and equipment, and for the improvements and expansion or relocation of existing facilities.

    On March 25, 1997, PalEx completed the Offering, which involved the sale by PalEx of 3,000,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to PalEx from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $20.1 million. Of this amount, $3.4 million was used to pay the cash portion of the purchase prices relating to the acquisitions of the Founding Companies with the remainder being used to repay certain indebtedness of the Founding Companies.

    On April 22, 1997, the Company sold an additional 450,000 shares of Common Stock at a price to the public of $7.50 per share (generating net proceeds to the Company of $3,138,750 after underwriting discounts and commissions) pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds were used to repay debt borrowed under the Credit Facility in the amounts of $2.0 million and $1.0 million on April 22, 1997 and May 2, 1997 respectively.


    On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $35 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures and working capital. Advances under the Credit Facility bear interest at such bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 25, 2004. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. On the date of the Offering, the Company borrowed $6.2 million under the Credit Facility, at an interest rate of 8.25%. Subsequent to March 2, 1997, the Company repaid $1.2 million of such indebtedness with cash generated from operations and converted the remaining $5.0 million of the borrowings to loans based on the London interbank offering rate bearing various interest rates averaging approximately 6.5%. The approximate level of available borrowings available under the Credit Facility at May 1, 1997 was $30.0 million.

    The Company intends to pursue acquisitions. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuances of aditional equity, working capital, cash flow from operations and borrowings, including the unused portion of the Credit Facility. There can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

SEASONALITY

    The pallet manufacturing business can be subject to seasonal variations in operations and demand. The Company has a significant number of agricultural customers in the southeastern United States and typically experiences the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May) with significantly lower demand in the summer months. Yearly results can fluctuate significantly in this region depending on the size of the citrus and produce harvest, which, in turn, largely depend on the occurrence and severity of freezing weather. Facilities in the southwestern United States supplying agricultural customers can experience similar fluctuations. The Company's locations serving predominantly manufacturing and industrial customers experience less seasonality. Management believes that the effects of such seasonality will diminish as the Company grows and expands it's customer base both internally and through acquisition.

    Adverse weather conditions may affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost. For example, the Company experienced higher lumber costs resulting from the impact of wet weather on the harvesting of both hardwood and pine timber during the three-month period ended March 2, 1997. Additionally, freezing weather conditions in South Florida during January, 1997 adversely impacted the produce harvest thereby reducing the demand for pallets.

RESULTS OF OPERATIONS - PALEX

    The following table sets forth certain selected financial data for PalEx (Fraser as the accounting acquiror) as a percentage of revenues for the periods indicated:

                                               THREE MONTH PERIODS ENDED
                                         ---------------------------------------
                                         FEBRUARY 29, 1996       MARCH 2, 1997
                                         -----------------       -------------
Revenues ...........................     $10,767     100.0     $12,405     100.0
Cost of Sales ......................       8,507      79.0      10,543      85.0
                                         -------     -----     -------     -----
    Gross Profit ...................       2,260      21.0       1,862      15.0
Selling, general and
  administrative ...................         791       7.4         801       6.5
Supplemental profit
  sharing contribution .............        --        --           375       3.0
                                         -------     -----     -------     -----
    Income from operations .........       1,469      13.6         686       5.5
Interest expense ...................         119       1.1          63        .5
Other expense ......................           2      --            26        .2
                                         -------     -----     -------     -----
Income before tax ..................       1,348      12.5         597       4.8
Provision for income tax ...........        --        --          --        --
                                         -------     -----     -------     -----
Net income .........................     $ 1,348      12.5     $   597       4.8
                                         =======     =====     =======     =====

THREE MONTH PERIOD ENDING FEBRUARY 29, 1996 COMPARED TO MARCH 2, 1997

    Revenue increased 15.2% from approximately $10.8 million to $12.4 million. This increase is attributable to both the increase in overall volume of units and to an increase in the average sales price. The increase in the average sales price reflects higher raw material costs, a portion of which were passed on to customers.

    Gross profit as a percentage of revenues declined from approximately 21.0% to 15.0%, primarily as a result of higher raw material costs resulting from the impact of wet weather conditions on the harvesting of both hardwood and pine timber during the three-month period ended March 2, 1997. See "Results of Operations - Combined". A portion of the decline in gross profit is also attributable to lost production time at the Company's New Boston, Texas facility, resulting from the installation of new equipment during December 1996.

    Selling, general and administrative expenses remained stable at approximately $800,000.

    Interest expense declined from $119,000 to $63,000 as the result of net repayments of debt.

    Net income declined from $1.3 million to $597,000.

LIQUIDITY AND CAPITAL RESOURCES - PALEX

    During the three month period ending March 2, 1997, net cash provided by operating activities was $81,000, capital expenditures were $375,000 and net proceeds from debt borrowed under Fraser's credit facilities amounted to $263,000. Increases in accounts receivable, inventory and accounts payable occurred as a result of increased sales during the period. See "Liquidity and Capital Resources - Combined" for discussion of the liquidity and capital resources of the Company.

                                   PALEX, INC.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

    Subsidiaries of PalEx are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company, all such proceedings are either adequately covered by insurance or, if not so covered should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

    Interstate and its shareholder are parties to non-competition agreements which may restrict until January 14, 1998, Interstate's, Interstate's affiliates, or such stockholder's ability to engage in any activity or business enterprise or own an interest in any entity with engages in any active or business enterprise which competes with First Alliance Logistics Management, L.L.C. (the "Alliance"), an organization whose membership includes pallet recyclers and manufacturers and was created to pursue the national global marketing and management of pallets systems, including the sale or leasing of pallets. The Company has been notified by the Alliance that it intends to enforce the terms of the non-compete agreements as it deems appropriate, although the Alliance has not to date commenced legal proceedings and the Company does not know when, if ever, such proceedings would commence. The agreements explicitly exclude from their coverage any product or services offered or sold by Interstate before October, 1995, which are the same products or services currently offered by Interstate. Because of the noncompete provisions' short duration and exclusion of business currently conducted by Interstate, the Company believes that such agreements will not have a material adverse effect on its operations.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

    Set forth below is certain information concerning all sales of securities by the Company during the three month period ended March 2, 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

    On March 25, 1997, the Company issued 5,910,000 shares of Common Stock to the 13 stockholders of the Founding Companies as part of the consideration for the Acquisitions. The Company also issued a total of 142,500 shares of Common Stock to the Founding Companies' profit sharing plans. These shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

    10.1 -- Amended and Restated Agreement and Plan of Reorganization and Merger dated as of December 20, 1996 between PalEx, Inc. and Ridge Pallets, Inc.

    10.2 -- Amended and Restated Agreement and Plan of Reorganization and Merger dated as of December 20, 1996 between PalEx, Inc. and Fraser Industries, Inc.

    10.3 -- Amended and Restated Agreement and Plan of Reorganization and Merger dated as of December 20, 1996 between PalEx, Inc. and Interstate Pallet Co., Inc.

    27     -- Financial Data Schedule


(b) REPORTS ON FORM 8-K.

    None

                                    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PALEX, INC.

Dated:  May 2, 1997                      By:  /s/ CASEY A. FLETCHER
                                              Casey A. Fletcher
                                              Chief Accounting Officer