Form 10-Q
period 1997-06-01
PALEX INC
filed 1997-07-14
CIK 1029448

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 1, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No [ ]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at July 7, 1997 was 10,573,889.

                                   PALEX, INC.
              FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 1, 1997

                                      INDEX

Part I - Financial Information

Item 1 - Financial Statements

General Information .......................................................    3

Balance Sheets - PalEx, Inc. as of November 30, 1996 and June 1, 1997 .....    4

Statements of Income - PalEx, Inc. for the Three Month Periods
ended May 31, 1996 and June 1, 1997 and the Six Month Periods
ended May 31, 1996 and June 1, 1997 .......................................    5

Statements of Pro Forma Combined Income - PalEx, Inc. for the
Three Month Periods ended May 31, 1996 and June 1, 1997 and
the Six Month Periods ended May 31, 1996 and June 1, 1997 .................    6

Statements of Cash Flows - PalEx, Inc. for the Six Month Periods
ended May 31, 1996 and June 1, 1997 .......................................    7

Notes to the Financial Statements .........................................    8

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations .................................................   12

Part II - Other Information

Item 1 - Legal Proceedings ................................................   20

Item 2 - Recent Sales of Unregistered Securities ..........................   20

Signature .................................................................   22

                                   PALEX, INC.
                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL INFORMATION

        PalEx, Inc. ("PalEx" or the "Company") was founded in January 1996 to create a nationwide provider of pallet products and related services. On March 25, 1997, concurrently with the closing of PalEx's initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock"), PalEx and separate wholly-owned subsidiaries of PalEx acquired in separate transactions (the "Acquisitions") the following three businesses: Fraser Industries, Inc. ("Fraser"), Ridge Pallets, Inc. ("Ridge") and Interstate Pallet Co., Inc. (" Interstate" and, together with Fraser and Ridge, collectively referred to as the "Founding Companies"). The consideration for the Acquisitions of the Founding Companies consisted of a combination of cash and Common Stock. Fraser has been identified as the accounting acquiror for financial statement presentation purposes because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of Common Stock following the Offering and the Acquisitions, and (ii) the stockholders of Fraser received the greatest number of shares of Common Stock among the stockholders of the Founding Companies. The acquisitions of Ridge and Interstate were accounted for using the purchase method of accounting. March 31, 1997 has been established as the effective date of the acquisitions for accounting purposes because management has determined that effective control of the operations of the Founding Companies transferred to PalEx on that date. The accompanying historical financial statements present Fraser through March 31, 1997 and thereafter include the Acquisitions and combination with PalEx. Unless the context otherwise requires, all references herein to the Company include PalEx and the Founding Companies.

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

                                   PALEX, INC.
                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                 NOVEMBER 30, 1996  JUNE 1, 1997
                                                                    (UNAUDITED)
                                                    ------------    ------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents .......................   $          4    $      1,172
Accounts receivable, net of allowance
of $57 and $194 .................................          2,852           8,973
Inventories .....................................          2,750           7,322
Other current assets ............................           --               576
                                                    ------------    ------------
            Total current assets ................          5,606          18,043

PROPERTY, PLANT AND EQUIPMENT, net ..............          7,279          14,819
GOODWILL ........................................           --            17,502
OTHER ASSETS ....................................            155           1,807
                                                    ------------    ------------
            Total assets ........................   $     13,040    $     52,171
                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit ..................................   $        455    $       --
Current maturities of long-term debt ............            737              50
Accounts payable ................................          1,487           3,818
Accrued expenses ................................          1,478           2,664
                                                    ------------    ------------
     Total current liabilities ..................          4,157           6,532

LONG-TERM DEBT, net of current maturities .......          1,262           2,550
DEFERRED INCOME .................................            336             323
DEFERRED INCOME TAXES ...........................             49           1,466
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value,
5,000,000 shares authorized, no
shares issued ...................................           --              --
Common stock, $.01 par value,
30,000,000 shares authorized, 2,893,704 and
10,573,889 outstanding ..........................             29             106
Additional paid-in capital ......................             49          39,522
Retained earnings ...............................          7,249           1,672
                                                    ------------    ------------
                                                           7,327          41,300
Less - treasury shares, at cost .................            (91)           --
                                                    ------------    ------------
                                                           7,236          41,300
                                                    ------------    ------------

     Total liabilities and stockholders' equity .   $     13,040    $     52,171
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                                   PALEX, INC.
                              STATEMENTS OF INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                          THREE MONTH PERIOD ENDED        SIX MONTH PERIOD ENDED
                                        ----------------------------   ----------------------------
                                        MAY 31, 1996    JUNE 1, 1997   MAY 31, 1996    JUNE 1, 1997
                                        ------------    ------------   ------------    ------------
REVENUES ............................   $     10,933    $     26,730   $     21,700    $     39,135
COST OF GOODS SOLD ..................          8,488          22,109         16,995          32,652
                                        ------------    ------------   ------------    ------------
      Gross profit ..................          2,445           4,621          4,705           6,483

SELLING, GENERAL AND ADMINISTRATIVE .            914           1,846          1,705           3,022
GOODWILL AMORTIZATION ...............           --                92           --                92
                                        ------------    ------------   ------------    ------------
      Income from operations ........          1,531           2,683          3,000           3,369

INTEREST EXPENSE ....................            116              93            235             156
OTHER INCOME (EXPENSE), net .........            (91)             10            (93)            (16)
                                        ------------    ------------   ------------    ------------
INCOME BEFORE INCOME TAXES ..........          1,324           2,600          2,672           3,197

PROVISION FOR INCOME TAXES ..........           --             1,295           --             1,295
                                        ------------    ------------   ------------    ------------
NET INCOME ..........................   $      1,324    $      1,305   $      2,672    $      1,902
                                        ============    ============   ============    ============
EARNINGS PER SHARE ..................   $        .46    $        .16   $        .92    $        .34

WEIGHTED AVERAGE SHARES OUTSTANDING .      2,893,704       8,258,529      2,893,704       5,640,169

   The accompanying notes are an integral part of these financial statements.

                                   PALEX, INC.
                         STATEMENTS OF PRO FORMA INCOME
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                THREE MONTH PERIOD ENDED        SIX MONTH PERIOD ENDED
                                              ----------------------------   ----------------------------
                                              MAY 31, 1996    JUNE 1, 1997   MAY 31, 1996    JUNE 1, 1997
                                              ------------    ------------   ------------    ------------
REVENUES ..................................   $     25,860    $     31,983   $     50,401    $     60,100
COST OF GOODS SOLD ........................         20,505          26,471         40,980          50,401
                                              ------------    ------------   ------------    ------------
      Gross profit ........................          5,355           5,512          9,421           9,699

SELLING, GENERAL AND ADMINISTRATIVE .......          2,145           2,194          3,534           3,892
SUPPLEMENTAL PROFIT SHARING CONTRIBUTION ..           --              --             --             1,069
GOODWILL AMORTIZATION .....................            139             139            278             278
                                              ------------    ------------   ------------    ------------
      Income from operations ..............          3,071           3,179          5,609           4,460

INTEREST EXPENSE ..........................             81              93            125             177
OTHER INCOME (EXPENSE), net ...............            (72)             16            (42)              4
                                              ------------    ------------   ------------    ------------
INCOME BEFORE INCOME TAXES ................          2,918           3,102          5,442           4,287
PROVISION FOR INCOME TAXES ................          1,150           1,228          2,152           1,695
                                              ------------    ------------   ------------    ------------
NET INCOME ................................   $      1,768    $      1,874   $      3,290    $      2,592
                                              ============    ============   ============    ============
EARNINGS PER SHARE ........................   $        .17    $        .18   $        .32        $.25 (1)

WEIGHTED AVERAGE SHARES OUTSTANDING .......     10,280,454      10,483,202     10,280,454      10,381,725

   The accompanying notes are an integral part of these financial statements.

(1) Excluding the effect of the supplemental profit sharing contribution of $1.1 million ($637,000 net of tax), pro forma net income and pro forma earnings per share for the six month period ending June 1, 1997 would have been $3.2 million and $.31 per share respectively. See Note 8 in Notes to the Financial Statements.

                                   PALEX, INC.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       SIX MONTH PERIOD ENDED
                                                                    ----------------------------
                                                                    MAY 31, 1996    JUNE 1, 1997
                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income ...................................................$      2,672    $      1,902
      Adjustments to reconcile net income to net cash
        provided by operating activities -
          Depreciation and amortization ............................         537             923
          Deferred income taxes ....................................         (37)            481
          Loss on sale of assets ...................................          80              26
          Changes in operating assets and liabilities -
               Accounts receivable .................................        (140)           (910)
               Inventories .........................................        (446)            480
               Other current assets ................................         (10)           (392)
               Accounts payable and accrued expenses ...............        (156)          1,026
               Other assets ........................................         155            (150)
               Deferred income .....................................          11             (13)
                                                                    ------------    ------------
          Net cash provided by operating activities ................       2,666           3,373

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment ....................      (1,870)         (1,440)
      Proceeds from sale of equipment ..............................          75              37
      Cash paid for business acquisitions, net of cash acquired ....        --            (1,098)
                                                                    ------------    ------------
          Net cash used in investing activities ....................      (1,795)         (2,501)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on short term borrowings, net .......................        (260)           (455)
      Proceeds from long-term debt .................................        --             6,464
      Payments on long-term debt ...................................        (306)        (19,754)
      Net proceeds from issuance of common stock ...................        --            23,241
      Distributions to shareholders ................................        (420)         (9,200)
                                                                    ------------    ------------
          Net cash provided by (used in) financing activities ......        (986)            296
                                                                    ------------    ------------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ................        (115)          1,168
CASH AND CASH EQUIVALENTS --
      beginning of period ..........................................         115               4
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS -
      end of period ................................................$          0    $      1,172
                                                                    ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for -
          Interest .................................................$        235    $         98
          Income taxes .............................................        --              --

     The accompany notes are an integral part of these financial statements.

                                   PALEX, INC
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 1, 1997
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

PalEx was formed in January 1996 to create a national provider of pallets and related services. On March 25, 1997, PalEx acquired the Founding Companies for consideration consisting of cash and Common Stock. The closing of the Offering also occurred on that date.

For financial statement purposes, Fraser, one of the Founding Companies, has been identified as the accounting acquiror. Accordingly, the historical financial statements represent those of Fraser prior to the Acquisitions and the Offering. The acquisitions of Ridge and Interstate were accounted for using the purchase method of accounting. March 31, 1997 has been established as the effective date of the acquisitions for accounting purposes because management has determined that effective control of the operations of the Founding Companies transferred to PalEx on that date. The allocations of the purchase price to the assets acquired and liabilities assumed of the Founding Companies has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

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

The pro forma financial information for the three and six month periods ended May 31, 1996 and June 1, 1997 includes the results of PalEx combined with the Founding Companies as if the Acquisitions had occurred at the beginning of each respective three and six month period. The pro forma combined financial information includes the effects of (i) the Acquisitions, (ii) the Offering,
(iii) certain reductions in salaries and benefits to the former owners of the Founding Companies to which they have agreed prospectively, (iv) the distribution or sale of certain assets prior to the Acquisitions to the former owners of the Founding Companies and expenses related thereto, (v) amortization of goodwill resulting from the Acquisitions, (vi) income tax expense as if income was subject to federal and state income taxes during the period and (vii) advances under the Credit Facility (see Note 3 to the Financial Statements) including decreases in interest expense resulting from the repayment or refinancing of the Founding Companies' debt. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because (i) the Founding Companies were not under common control or management and (ii) the Company used the purchase method to establish a new basis of accounting to record the Acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective with the three month period ended March 2, 1997, the Company maintains its accounting records using a 52/53 week year ending on the last Sunday in November. Each quarter contains thirteen weeks and ends on a Sunday.

There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Notes to Financial Statements of PalEx and Fraser included in the Financial Statements in the Registration Statement.

3. CREDIT FACILITY

On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $35 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures, letters of credit and working capital. Advances under the Credit Facility bear interest at such bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 25, 2004. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. The approximate level of available borrowings under the Credit Facility at June 1, 1997 was $33.0 million.

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

On April 22, 1997, the Company sold an additional 450,000 shares of Common Stock at a price to the public of $7.50 per share (generating net proceeds to the Company of $3,138,750 after underwriting discounts and commissions) pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. Substantially all of the net proceeds were used to repay indebtedness under the Credit Facility in the amounts of $2.0 million and $1.0 million on April 22, 1997 and May 2, 1997, respectively.

5. EARNINGS PER SHARE

The historical periods ended May 31, 1996 represent the results of operations of Fraser under its historical capital and income tax structure. Accordingly, the shares of Common Stock attributable to Fraser are presented to calculate earnings per share for these periods. The computation of net income per share for the three and six month periods ended June 1, 1997 and the pro forma net income per share for the three and six month periods ended May 31, 1996 and June 1, 1997 are based on the weighted average of Common Stock outstanding as of June 1, 1997, consisting of the following shares:

 Issued in consideration for acquisition of Founding Companies ...    5,910,000
 Sold pursuant to the Offering ...................................    3,000,000
 Held by Main Street Capital Partners, L. P. .....................    1,021,389
 Sold pursuant to the over-allotment option ......................      450,000
 Issued to profit sharing plans of Founding Companies ............      142,500
 Issued to management ............................................       50,000
                                                                     ----------
                                                                     10,573,889

The computation also assumes the exercise of options for 986,000 shares granted to management, directors and key employees with the proceeds being used to repurchase shares in the open market based on the average closing price during the three and six month periods ended June 1, 1997.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share", revising the methodology to be used in computing earnings per share ("EPS") requiring that the computations required for primary and fully diluted EPS be replaced with "basic" and "diluted" EPS. The Company will adopt SFAS No. 128 effective December 15, 1997 and will restate EPS for all periods presented. The Company anticipates that the amount reported for diluted EPS will be comparable to the primary EPS presented herein.

6. INCOME TAXES

Prior to the Acquisitions, the stockholders of Fraser elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Fraser did not pay federal and certain state income taxes as Fraser's stockholders paid income taxes on their proportionate share of Fraser's earnings. Commencing with the Acquisitions and the Offering, the Company began to be taxed at applicable federal and state income tax rates.

The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods subsequent to the Acquisitions. The Founding Companies will each file a "short period" federal income tax return through their respective acquisition dates.

Fraser recorded a charge to income tax expense of approximately $488,000 on March 25, 1997 representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S.

The provision for income taxes included in the Pro Forma Statements of Income for the three and six month periods ended May 31, 1996 and June 1, 1997 assumes the application of statutory federal and state income taxes rates and the non-deductibility of goodwill amortization.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

INSURANCE

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy. The Company has not incurred significant claims or losses on any of its insurance policies during the periods presented in the accompanying financial statements.

OPERATING LEASE AGREEMENTS

The Company conducts a portion of its operations and warehouses certain of its products in leased facilities under leases accounted for as operating leases.

Minimum future rental payments under the noncancelable operating leases as of November 30, 1996 are as follows (in thousands):

Fiscal Years Ending
        November 30, 1997 ............   $  746
        November 29, 1998 ............      449
        November 28, 1999 ............      251
        November 26, 2000 ............        6
                                         ------
                                         $1,452
                                         ======

The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $466,000 and $652,000 in the six months ended May 31, 1996 and June 1, 1997, respectively. The Company incurred additional lease commitments of approximately $200,000 annually in connection with the Acquisitions.

8. SUPPLEMENTAL PROFIT SHARING CONTRIBUTION

During the three month period ended March 2, 1997, the Founding Companies made supplemental contributions totaling $1.1 million to their respective profit sharing plans. In connection with the Acquisitions, PalEx agreed to satisfy the supplemental profit sharing obligations through the issuance of shares of Common Stock.

                                   PALEX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION

The following discussion should be read in conjunction with the Pro Forma Financial Statements of the Company and related notes thereto and the Financial Statements of PalEx, Fraser and Ridge and related notes thereto which are included in the Company's Registration Statement. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward-looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors discussed in the Registration Statement.

RESULTS OF OPERATIONS - COMBINED

The combined results of operations for the periods presented do not purport to present those of the combined Founding Companies in accordance with generally accepted accounting principles, but represent merely the sum of the revenues, cost of sales, gross profit, selling, general and administrative expenses and supplementary profit sharing contributions for the individual Founding Companies and PalEx on a historical basis and exclude the effects of pro forma adjustments. This data may not be comparable to, and may not be indicative of, the Company's post-combination results of operations because (i) the Founding Companies were not under common control or management and had different tax and capital structures during the periods presented and (ii) the Company used the purchase method to establish a new basis of accounting to record the Acquisitions.

Quarterly results may also be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer, variation in product mix and weather conditions. Accordingly, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.

THREE MONTH PERIODS ENDED MAY 31, 1996 AND JUNE 1, 1997 - COMBINED

The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                THREE MONTH PERIOD ENDED
                                        --------------------------------------
                                          MAY 31, 1996         JUNE 1, 1997
                                        -----------------    -----------------
Revenues ............................   $ 25,860    100.0%   $ 31,983    100.0%
Cost of Sales .......................     20,505     79.3      26,471     82.8
                                        --------   ------    --------   ------
        Gross Profit ................      5,355     20.7       5,512     17.2
Selling, general and administrative .      1,971      7.6       2,211      6.9

Combined revenues increased 23.6% from $25.9 million to $32.0 million. This increase was partially attributable to an increase in the average sales price of new pallets, an increase which reflects higher raw material costs, a portion of which was passed on to customers in the form of higher sales prices. Sales to CHEP, the Company's largest customer, increased from 36.7% of revenues in 1996 to 42.6% of revenues in 1997 as a result of increased orders. The increase in orders from CHEP assisted the Company in partially offsetting a reduction in the demand for pallets from the produce industry in south Florida during 1997 as a result of freezing weather conditions occurring in late January 1997.

Combined unit sales of new pallets were relatively stable at approximately 2.0 million while repaired and used pallet units increased from approximately 1.4 million to 1.7 million. Unit sales of agricultural harvesting boxes and specialty bins decreased from 16,600 to 5,700 as a result of continued competitive pressures from plastic boxes and bins.

Combined gross profit increased from approximately $5.4 million to $5.5 million primarily as result of increased volumes. Gross profit as a percentage of revenues declined from 20.7% to 17.2%. The decrease primarily results from higher raw material unit costs during 1997. The Company believes that the increases in the unit cost of lumber were influenced by weather and general economic conditions, the operation of lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. To the extent the Company is successful in passing on higher unit lumber costs to its customers in the form of higher unit sales prices, gross profit as a percentage of revenues declines even if gross margin per unit is maintained. The Company experienced some delay in passing these higher raw material costs on to customers in the form of higher sales prices due to competitive pressures.

Combined selling, general and administrative costs increased from approximately $2.0 million in 1996 to $2.2 million in 1997 and were 7.6% and 6.9% of revenues respectively. This increase is attributable to increased costs associated with being a public company. Selling, general and administrative costs as a percentage of revenues declined because of the relatively fixed nature of such costs.

SIX MONTH PERIODS ENDED MAY 31, 1996 AND JUNE 1, 1997 - COMBINED

The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                      SIX MONTH PERIOD ENDED
                                              --------------------------------------
                                                MAY 31, 1996          JUNE 1, 1997
                                              -----------------    -----------------
Revenues ..................................   $ 50,401    100.0%   $ 60,100    100.0%
Cost of Sales .............................     40.980     81.3      50,401     83.9
                                              --------   ------    --------   ------
        Gross Profit ......................      9,421     18.7       9,699     16.1
Selling, general and administrative .......      3,815      7.6       4,123      6.9
Supplemental profit sharing contribution ..       --       --         1,069      1.8

Combined revenues increased 19.2% from $50.4 million to $60.1 million. This increase was partially attributable to an increase in the average sales price of new pallets, an increase which reflects higher raw material costs, a portion of which were passed on to customers in the form of higher sales prices. Sales to CHEP, the Company's largest customer, increased from 33.1% of revenues in 1996 to 41.6% of revenues in 1997 as a result of increased orders. The increase in orders from CHEP assisted the Company in partially offsetting a reduction in the demand for pallets from the produce industry in south Florida during 1997 as a result of freezing weather conditions occurring in late January 1997.

Combined unit sales of new pallets decreased slightly from approximately 3.8 million to 3.7 million and repaired and used pallet units increased from approximately 2.6 million to 3.6 million. Unit sales of agricultural harvesting boxes and specialty bins decreased from 27,400 to 8,300 as a result of continued competitive pressures from plastic boxes and bins.

Combined gross profit increased from approximately $9.4 million to $9.7 million as a result of increased volumes. Gross profit as a percentage of revenues declined from 18.7% to 16.1%. The decrease primarily results from higher raw material unit costs during 1997. The Company believes that the increases in the unit cost of lumber were influenced by weather and general economic conditions, the operation of lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. To the extent the Company is successful in passing on higher unit lumber costs to its customers in the form of higher unit sales prices, gross profit as a percentage of revenues declines even if gross margin per unit is maintained. The Company experienced some delay in passing these higher raw material costs on to customers in the form of higher sales prices due to competitive pressures.

Combined selling, general and administrative costs increased from approximately $3.5 million in 1996 to $3.9 million in 1997 and were 7.6% and 6.9% of revenues respectively. The dollar increase is attributable to increased costs associated with being a public company. Selling, general and administrative costs as a percentage of revenues declined because of the relatively fixed nature of such costs. In addition to selling, general and administrative costs, the Founding Companies made supplemental contributions to their respective profit sharing plans of approximately $1.1 million during the three month period ended March 2, 1997.

LIQUIDITY AND CAPITAL RESOURCES - COMBINED

During the six month period ended June 1, 1997, net cash provided by operating activities was $2.7 million, capital expenditures were $1.9 million and net repayment of debt amounted to $4.6 million. The Company anticipates capital expenditures (exclusive of acquisitions and the construction of new market facilities, if any) of approximately $2.0 million during the remainder of 1997, primarily for the recurring replacement of machinery and equipment, and for the improvements and expansion or relocation of existing facilities. The Company opened a repair facility in Matoon, Illinois during June 1997. Included in capital expenditures for the three month and six month periods ended June 1, 1997 were approximately $175,000 of capital expenditures for machinery, equipment and leasehold improvements for this facility.

On March 25, 1997, PalEx completed the Offering, which involved the sale by PalEx of 3,000,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to PalEx from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $20.1 million. Of this amount, $3.4 million was used to pay the cash portion of the purchase prices relating to the Acquisitions with the remainder being used to repay certain indebtedness of the Founding Companies.

On April 22, 1997, the Company sold an additional 450,000 shares of Common Stock at a price to the public of $7.50 per share (generating net proceeds to the Company of $3.1 million after underwriting discounts and commissions) pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds were used to repay debt borrowed under the Credit Facility.

On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $35 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures and working capital. Advances under the Credit Facility bear interest at such bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 25, 2004. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. The approximate level of available borrowings under the Credit Facility at June 1, 1997 was $33.0 million.

The Company intends to pursue acquisitions. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuances of additional equity, working capital, cash flow from operations and borrowings, including the unused portion of the Credit Facility. To the extent new sources of financing are necessary to fund future acquisitions, there can be no assurance that the Company can secure such additional financing if and when it is needed or on terms deemed acceptable to the Company.

SEASONALITY

The pallet manufacturing business can be subject to seasonal variations in operations and demand. The Company has a significant number of agricultural customers in the southeastern United States and typically experiences the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May) with significantly lower demand in the summer months. Yearly results can fluctuate significantly in this region depending on the size of the citrus and produce harvest, which, in turn, largely depend on the occurrence and severity of freezing weather. Facilities in the southwestern United States supplying agricultural customers can experience similar fluctuations. The Company's locations serving predominantly manufacturing and industrial customers experience less seasonality. Management believes that the effects of such seasonality will diminish as the Company grows and expands it's customer base both internally and through acquisitions.

Adverse weather conditions may affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost and the demand for its products. For example, the Company experienced higher lumber costs resulting from the impact of wet weather on the harvesting of both hardwood and pine timber during the six month period ended June 1, 1997. Additionally, freezing weather conditions in South Florida during January 1997 adversely impacted the produce harvest thereby reducing the demand for new pallets for the remainder of the 1997 harvest.

RESULTS OF OPERATIONS - PALEX

The following table sets forth certain selected financial data for PalEx (Fraser as the accounting acquiror) as a percentage of revenues for the periods indicated and reflects the acquisitions of Ridge and Interstate effective March 31, 1997 (dollars in thousands):

                                              THREE MONTH PERIODS ENDED
                                      ----------------------------------------
                                         MAY 31, 1996          JUNE 1, 1997
                                      ------------------     -----------------
Revenues ..........................   $  10,933    100.0%    $  26,730   100.0%
Cost of Sales .....................       8,488     77.6        22,109    82.7
                                      ---------    -----     ---------   -----
Gross Profit ......................       2,445     22.4         4,621    17.3
Selling, general and administrative         914      8.4         1,846     6.9
Amortization of goodwill ..........        --       --              92      .4
                                      ---------    -----     ---------   -----
Income from operations ............       1,531     14.0         2,683    10.0

Interest expense ..................         116      1.1            93      .3
Other income (expense), net .......         (91)     (.8)           10    --
                                      ---------    -----     ---------   -----
Income before income tax ..........       1,324     12.1         2,600     9.7
Provision for income tax ..........        --       --           1,295     4.8
                                      ---------    -----     ---------   -----
Net income ........................   $   1,324     12.1%    $   1,305     4.9%
                                      =========    =====     =========   =====

THREE MONTH PERIOD ENDING MAY 31, 1996 COMPARED TO JUNE 1, 1997

Revenue increased from approximately $10.9 million to $26.7 million. This increase is primarily attributable to the acquisition of Ridge and Interstate.

Gross profit as a percentage of revenues declined from approximately 22.4% to 17.3%, primarily as a result of higher raw material unit costs. A substantial portion of the operations of Ridge is the manufacture of new pallets which typically result in a lower gross margin as a percentage of revenues. See "Results of Operations Combined".

Selling, general and administrative expenses increased from approximately $900,000 to $1.8 million and is attributable primarily to the acquisition of Ridge and Interstate and the additional costs of being a public company. Selling, general and administrative expenses as a percentage of revenues declined from 8.4% to 6.9% because of the relatively fixed nature of such costs.

Interest expense declined from $116,000 to $93,000 as the result of net repayments of debt.

Fraser recorded a charge to income tax expense of approximately $488,000 on March 25, 1997 representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S. Federal and state income taxes have been provided on earnings subsequent to the Acquisitions.

As the result of the foregoing, net income decreased approximately $19,000 to $1.3 million.

RESULTS OF OPERATIONS - PALEX

The following table sets forth certain selected financial data for PalEx (Fraser as the accounting acquiror) as a percentage of revenues for the periods indicated (dollars in thousands):

                                              SIX MONTH PERIODS ENDED
                                    -------------------------------------------
                                       MAY 31, 1996            JUNE 1, 1997
                                    -------------------     -------------------
Revenues .......................... $  21,700     100.0%    $  39,135     100.0%
Cost of Sales .....................    16,995      78.3        32,652      83.4
                                    ---------    ------     ---------    ------

Gross Profit ......................     4,705      21.7         6.483      16.6
Selling, general and administrative     1,705       7.9         3,022       7.7
Amortization of goodwill ..........      --        --              92        .2
                                    ---------    ------     ---------    ------

Income from operations ............     3,000      13.8         3,369       8.7

Interest expense ..................       235       1.1           156        .4
Other expense .....................       (93)      (.4)          (16)      (.1)
                                    ---------    ------     ---------    ------
Income before income tax ..........     2,672      12.3         3,197       8.2
Provision for income tax ..........      --        --           1,295       3.3
                                    ---------    ------     ---------    ------
Net income ........................ $   2,672      12.3%    $   1,902       4.9%
                                    =========    ======     =========    ======

SIX MONTH PERIOD ENDING MAY 31, 1996 COMPARED TO JUNE 1, 1997

Revenue increased from approximately $21.7 million to $39.1 million. This increase is primarily attributable to the acquisition of Ridge and Interstate.

Gross profit as a percentage of revenues declined from approximately 21.7% to 16.6%, primarily as a result of higher raw material unit costs. A substantial portion of the operations of Ridge is the manufacture of new pallets which typically result in a lower gross margin as a percentage of revenues. See "Results of Operations Combined".

Selling, general and administrative expenses increased from approximately $1.7 million to $3.0 million and is attributable primarily to the acquisition of Ridge and Interstate and the additional costs of being a public company. Selling, general and administrative expenses as a percentage of revenues declined from 7.9% to 7.7% because of the relatively fixed nature of such costs.

Interest expense declined from $235,000 to $156,000 as the result of net repayments of debt.

Fraser recorded a charge to income tax expense of approximately $488,000 on March 25, 1997 representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S. Federal and state income taxes have been provided on earnings subsequent to the Acquisitions.

As a result of the foregoing, net income decreased approximately $770,000 to $1.9 million.

LIQUIDITY AND CAPITAL RESOURCES - PALEX

During the six month period ending June 1, 1997, net cash provided by operating activities was $3.4 million, capital expenditures were $1.4 million and net payments of debt amounted to $455,000. Net proceeds from the sale of Common Stock provided $23.2 million. Net cash paid for the acquisitions amounted to $16.6 million and distributions to shareholders amounted to $7.0 million. See "Liquidity and Capital Resources - Combined" for discussion of the liquidity and capital resources of the Company.

                                   PALEX, INC.
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDING

Subsidiaries of PalEx are involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Interstate and its shareholder are parties to non-competition agreements which may restrict until January 14, 1998, Interstate's, Interstate's affiliates, or such stockholder's ability to engage in any activity or business enterprise or own an interest in any entity with engages in any active or business enterprise which competes with First Alliance Logistics Management, L.L.C. (the "Alliance"), an organization whose membership includes pallet recyclers and manufacturers and was created to pursue the national and global marketing and management of pallets systems, including the sale or leasing of pallets. The Company has been notified by the Alliance that it intends to enforce the terms of the non-compete agreements as it deems appropriate, although the Alliance has not to date commenced legal proceedings and the Company does not know when, if ever, such proceedings would commence. The agreements explicitly exclude from their coverage any product or services offered or sold by Interstate before October 1995, which are the same products or services currently offered by Interstate. Because of the noncompete provisions' short duration and exclusion of business currently conducted by Interstate, the Company believes that such agreements will not have a material adverse effect on its operations.

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning all sales of securities by the Company during the six month period ended June 1, 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

10.1    --   Credit Agreement dated as of March 25, 1997 between PalEx, Inc. and
             Bank One, Texas, N.A.

10.2    --   Guaranty dated as of March 25, 1997 from Fraser Industries, Inc. to
             Bank One, Texas, N.A.

10.3    --   Guaranty dated as of March 25, 1997 from Ridge Pallets, Inc. to
             Bank One, Texas, N.A.

10.4    --   Guaranty dated as of March 25, 1997 from Interstate Pallet Co.,
             Inc. to Bank One, Texas, N.A.

27      --   Financial Data Schedule

(b) REPORTS ON FORM 8-K.

None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PALEX, INC.

Date:  July 11, 1997               By: /s/ CASEY A. FLETCHER
                                       Casey A. Fletcher
                                       Chief Accounting Officer and Secretary