Form 10-Q
period 1997-08-31
PALEX INC
filed 1997-10-15
CIK 1029448

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
                         PERIOD ENDING AUGUST 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at October 13, 1997 was 13,029,289.

                                 PALEX, INC.
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1997

                                    INDEX

Part I - Financial Information

Item 1 - Financial Statements

General Information......................................................      3

Condensed Consolidated Balance Sheets - PalEx, Inc. and Subsidiaries as
of November 30, 1996 and August 31, 1997.................................      4

Condensed Consolidated Statements of Income - PalEx, Inc. and Subsidiaries
for the Three Month Periods ended August 31, 1996 and August 31, 1997 and
the Nine Month Period ended August 31, 1996 and August 31, 1997..........      5

Statements of Pro Forma Combined Income - PalEx, Inc. and Subsidiaries for
the Three Month Periods ended August 31, 1996 and August 31, 1997 and
the Nine Month Periods ended August 31, 1996 and August 31, 1997........       6

Condensed Consolidated Statement of Changes in Stockholders' Equity -
PalEx, Inc. and Subsidiaries for the Nine Month Period
Ended August 31, 1997...................................................       7

Condensed Consolidated Statements of Cash Flows - PalEx, Inc. and
Subsidiaries for the Nine Month Periods ended August 31, 1996 and
August 31, 1997.........................................................       8

Notes to the Condensed Consolidated Financial Statements................       9

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations..............................................       15

Part II - Other Information

Item 1 - Legal Proceedings.............................................       23

Item 2 - Recent Sales of Unregistered Securities.......................       23

Item 6 - Exhibits and Reports on Form 8-K..............................       24

Signature..............................................................       25

                                 PALEX, INC.
                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL INFORMATION

PalEx, Inc. ("PalEx" or the "Company") was founded in January 1996 to create a national provider of pallet products and related services. On March 25, 1997, concurrently with the closing of the initial public offering (the "Offering") of its Common Stock, par value $.01 per share (the "Common Stock"), PalEx acquired the following three businesses in separate transactions (the "Acquisitions"):
Fraser Industries, Inc. ("Fraser"), Ridge Pallets, Inc. ("Ridge") and Interstate Pallet Co., Inc. (" Interstate" and, together with Fraser and Ridge, collectively referred to as the "Founding Companies"). The consideration for the Acquisitions of the Founding Companies consisted of a combination of cash and Common Stock. Fraser has been identified as the accounting acquiror for financial statement presentation purposes because (i) the stockholders of the Founding Companies owned a majority of the outstanding shares of Common Stock following the Offering and the Acquisitions, and (ii) the stockholders of Fraser received the greatest number of shares of Common Stock among the stockholders of the Founding Companies. The acquisitions of Ridge and Interstate were accounted for using the purchase method of accounting. March 31, 1997 has been established as the effective date of the acquisitions for accounting purposes because management has determined that effective control of the operations of the Founding Companies transferred to PalEx on that date.

On August 1, 1997, the Company acquired Sheffield Lumber & Pallet Company, Inc. ("Sheffield") and Sonoma Pacific Company ("Sonoma Pacific" and, together with Sheffield, the "Pooled Companies") in two separate transactions accounted for as poolings-of-interests. The accompanying condensed consolidated financial statements reflect the historical financial statements of PalEx with Fraser as the accounting acquiror retroactively restated for the acquisitions of the Pooled Companies for all periods presented and with Ridge and Interstate included from March 31, 1997. Unless the context otherwise requires, all references herein to the Company include PalEx, the Founding Companies and the Pooled Companies.

Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the Pro Forma Combined Financial Statements of the Company and the related notes thereto, the Supplemental Consolidated Financial Statements of PalEx, Fraser, Ridge and the Pooled Companies and related notes thereto, and management's discussion and analysis of financial condition and results of operations related thereto, all of which are included in the Company's Registration Statement on Form S-1 (No. 333-28027), as amended (the "Registration Statement").

                         PALEX, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                    AUGUST 31, 1997,
                                                                                                 NOVEMBER 30, 1996     (UNAUDITED)
                                                                                                 -----------------  ----------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................................................              $   530          $ 1,675
Accounts receivable, net of allowance of $70 and $198 ....................................                5,943           12,584
Inventories ..............................................................................                7,014           15,789
Deferred income taxes ....................................................................                  395              920
Other current assets .....................................................................                  121             --
                                                                                                        -------          -------
            Total current assets .........................................................               14,003           30,968
PROPERTY, PLANT AND EQUIPMENT, net .......................................................               17,983           27,253
GOODWILL .................................................................................                 --             17,623
OTHER ASSETS .............................................................................                1,596            3,073
                                                                                                        -------          -------
            Total assets .................................................................              $33,582          $78,917
                                                                                                        =======          =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of Credit ...........................................................................              $   865          $  --
Notes Payable - Related Party ............................................................                2,689             --
Current Maturities of long-term debt .....................................................                1,330               78
Deferred Income ..........................................................................                  336            1,786
Accounts payable .........................................................................                2,188            4,625
Accrued expenses .........................................................................                3,544            3,236
                                                                                                        -------          -------
            Total current liabilities ....................................................               10,952            9,725

LONG-TERM DEBT, net of current maturities ................................................                4,716           13,952
DEFERRED INCOME TAXES ....................................................................                  958            2,286
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value,
5,000,000 shares authorized, no
shares issued ............................................................................                 --               --
Common stock, $.01 par value,
30,000,000 shares authorized, 5,349,104 and
13,029,289 outstanding ...................................................................                   53              130
Additional paid-in capital ...............................................................                4,372           46,864
Retained earnings ........................................................................               12,531            5,960
                                                                                                        -------          -------
                                                                                                         16,956           52,954
                                                                                                        -------          -------
            Total liabilities and stockholders' equity....................................              $33,582          $78,917
                                                                                                        =======          =======

  The accompanying notes are an integral part of these financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                                                              THREE MONTH PERIOD ENDED                 NINE MONTH PERIOD ENDED
                                                              ------------------------                 -----------------------
                                                       AUGUST 31, 1996       AUGUST 31, 1997    AUGUST 31, 1996     AUGUST 31, 1997
                                                       ---------------       ---------------    ---------------     ---------------
REVENUES ..........................................        $    19,364         $     42,006         $    58,410         $   103,275
COST OF GOODS SOLD ................................             15,490               35,250              46,215              86,098
                                                           -----------         ------------         -----------         -----------

      Gross profit ................................              3,874                6,756              12,195              17,177

SELLING, GENERAL AND ADMINISTRATIVE ...............              2,244                3,869               6,544
                                                                                                                              8,928
GOODWILL AMORTIZATION .............................               --                    152                --                   245
                                                           -----------         ------------         -----------         -----------

      Income from operations ......................              1,630                2,735               5,651               8,004

INTEREST EXPENSE ..................................               (228)                (266)               (857)               (746)
OTHER INCOME (EXPENSE), NET .......................                (91)                  40                 (95)                 11
                                                           -----------         ------------         -----------         -----------
INCOME BEFORE INCOME TAXES ........................              1,311                2,509               4,699               7,269

PROVISION FOR INCOME TAXES ........................               --                  1,078                --                 2,945
                                                           -----------         ------------         -----------         -----------

NET INCOME ........................................        $     1,311         $      1,431         $     4,699         $     4,324
                                                           ===========         ============         ===========         ===========

EARNINGS PER SHARE ................................        $       .25         $        .11         $       .88         $       .44

WEIGHTED AVERAGE SHARES OUTSTANDING ...............          5,349,104           13,350,607           5,349,104           9,848,767



   The accompanying notes are an integral part of these financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                   STATEMENTS OF PRO FORMA COMBINED INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                 (UNAUDITED)

                                                                THREE MONTH PERIOD ENDED               NINE MONTH PERIOD ENDED
                                                                ------------------------               -----------------------
                                                           AUGUST 31, 1996    AUGUST 31, 1997    AUGUST 31, 1996    AUGUST 31, 1997
                                                           ---------------    ---------------    ---------------    ---------------
REVENUES ...............................................      $     30,537       $     42,006       $     98,284       $    124,240
COST OF GOODS SOLD .....................................            24,889             35,250             79,599            103,847
                                                              ------------       ------------       ------------       ------------

      Gross profit .....................................             5,648              6,756             18,685             20,393

SELLING, GENERAL AND ADMINISTRATIVE ....................             2,889              3,803              8,375              9,739
SUPPLEMENTAL PROFIT SHARING CONTRIBUTION ...............              --                 --                 --                1,069
GOODWILL AMORTIZATION ..................................               139                196                416                342
                                                              ------------       ------------       ------------       ------------

      Income from operations ...........................             2,620              2,757              9,894              9,243

INTEREST EXPENSE .......................................              (183)              (201)              (626)              (545)
OTHER INCOME (EXPENSE), NET ............................               (39)               110                 28                 83
                                                              ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES .............................             2,398              2,666              9,296              8,781
PROVISION FOR INCOME TAXES .............................               955              1,073              3,655              3,446
                                                              ------------       ------------       ------------       ------------

NET INCOME .............................................      $      1,443       $      1,593       $      5,641       $      5,335
                                                              ============       ============       ============       ============

EARNINGS PER SHARE .....................................      $        .11       $        .12       $        .45       $      .41(1)

WEIGHTED AVERAGE SHARES OUTSTANDING ....................        12,579,289         13,350,607         12,579,289         13,015,299


  The accompanying notes are an integral part of these financial statements.


(1) Excluding the effect of the supplemental profit sharing contribution of $1.1 million ($637,000 net of tax), pro forma net income and pro forma earnings per share for the nine month period ending August 31, 1997 would have been $6.0 million and $.46 per share respectively. See Note 8 in Notes to the Financial Statements.

                          PALEX, INC. AND SUBSIDIARIES
       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Common Stock              Capital in                       Total
                                                             ---------------------         Excess of      Retained    Stockholders'
                                                             Shares         Amount         Par Value      Earnings          Equity
                                                             ------         ------         --------       ---------   --------------
BALANCE, November 30, 1996 ..........................         5,349        $     53        $  4,372        $ 12,531        $ 16,956

Dividends paid by pooled companies ..................          --              --                --            (635)           (635)
Capital contributions equal to
   Current income taxes of
   S Corporations ...................................          --              --               716            --               716

Distributions .......................................                                                       (10,144)        (10,144)

Public offering, net of
   Offering costs ...................................         3,450              35          23,529            --            23,564

Acquisition of Founding
   Companies ........................................         4,087              41          17,228            --            17,269

Shares issues to profit sharing .....................           143               1             800            --               801


Net Income ..........................................          --              --              --             4,324           4,324

Adjustment to conform
   Fiscal year ends of
   Pooled Companies .................................          --              --              --              (116)           (116)

Capital contributions ...............................          --              --               219            --               219
                                                            -------        --------        --------        --------        --------

BALANCE,  August 31, 1997 ...........................        13,029             130          46,864           5,960          52,954
                                                            =======        ========        ========        ========        ========

  The accompanying notes are an integral part of these financial statements.

                         PALEX, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                NINE MONTH PERIOD ENDED
                                                                -----------------------
                                                           AUGUST 31, 1996   AUGUST 31, 1997
                                                           ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net Income ..............................................  $ 4,699   $  4,324
       Adjustment to conform fiscal year-end of Pooled Companies     --         (116)
       Adjustments to reconcile net income to net cash
          provided by operating activities -
             Depreciation and amortization .....................    1,204      2,778
             Deferred income taxes .............................      (36)       461
             Loss on sale of assets ............................      193         26
             Changes in operating assets and liabilities -
                Accounts receivable ............................      314     (1,430)
                Inventories ....................................      617     (3,723)
                Other current assets ...........................   (1,016)      (220)
                Accounts payable and accrued expenses ..........     (888)      (363)
                Other assets ...................................      291         25
                Deferred income ................................      (31)     1,382
                                                                  -------   --------
          Net cash provided by operating activities ............    5,347      3,144

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment ...............   (2,408)    (4,679)
       Proceeds from sale of equipment .........................       96         60
       Cash paid for business acquisitions, net of cash acquired     --       (1,098)
                                                                  -------   --------
          Net cash used in investing activities ................   (2,312)    (5,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on short term borrowings, net ...................   (8,458)    (4,856)
      Proceeds from long-term debt .............................    5,549     15,150
      Payments on long-term debt ...............................     --      (19,754)
      Net proceeds from issuance of common stock ...............     --       23,241
      Distributions and dividends, net of contributions ........     (565)   (10,063)
                                                                  -------   --------

          Net cash provided by (used in) financing activities ..   (3,474)     3,718
                                                                  -------   --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ...........     (439)     1,145
CASH AND CASH EQUIVALENTS --
       beginning of period .....................................      655        530
                                                                  -------   --------

CASH AND CASH EQUIVALENTS -
       end of period ...........................................  $   216   $  1,675
                                                                  =======   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Cash paid for -
          Interest .............................................  $   759   $    468
          Income taxes .........................................       34      1,339

  The accompanying notes are an integral part of these financial statements.

                         PALEX, INC AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               AUGUST 31, 1997
                                 (UNAUDITED)

1. BASIS OF PRESENTATION

PalEx was formed in January 1996 to create a national provider of pallets and related services. On March 25, 1997, PalEx acquired the Founding Companies for consideration consisting of cash and Common Stock. The closing of the Offering also occurred on that date. On August 1, 1997, PalEx acquired the Pooled Companies in exchange for 2,455,400 shares Common Stock.

For financial statement purposes, Fraser, one of the Founding Companies, has been identified as the accounting acquiror. The acquisitions of the Pooled Companies were accounted for using the pooling-of-interests method of accounting. The acquisitions of Ridge and Interstate were accounted for using the purchase method of accounting. The accompanying condensed consolidated financial statements reflect the historical financial statements of PalEx retroactively restated for the acquisitions of the Pooled Companies with Fraser as the accounting acquiror for all periods presented and with Ridge and Interstate included from March 31, 1997, the effective date of the Acquisitions for accounting purposes. The allocations of the purchase price to the assets acquired from, and assumed liabilities of, the Founding Companies has been initially assigned and recorded based on preliminary estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available.

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

The Statements of Pro Forma Income for the three and nine month periods ended August 31, 1996 and August 31, 1997 includes the results of PalEx combined with the Founding Companies and the Pooled Companies as if the acquisitions had occurred at the beginning of each respective three and nine month period. The pro forma combined financial information includes the effects of (i) the Acquisitions of the Founding and Pooled Companies, (ii) the Offering, (iii) certain reductions in salaries and benefits to the former owners of the Founding and Pooled Companies to which they have agreed prospectively, (iv) the distribution or sale of certain assets prior to the Acquisitions to the former owners of the Founding Companies and expenses related thereto, (v) amortization of goodwill resulting from the Acquisitions, (vi) income tax expense as if income was subject to federal and state income taxes during the period, and
(vii) advances under the Credit Facility (see Note 3 to the Financial Statements), including decreases in interest expense resulting from the repayment or refinancing of the Founding and Pooled Companies' debt. The pro forma financial information may not be comparable to and may not be indicative of the Company's post-Acquisition results of operations because, among other matters, (i) the Founding and Pooled Companies were not under common control or management and (ii) the Company used the purchase method to establish a new basis of accounting to record the Acquisitions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Effective with the three-month period ended March 2, 1997, the Company maintains its accounting records using a 52/53 week year ending on the last Sunday in November. Each quarter contains thirteen weeks and ends on a Sunday.

The Pooled Companies have previously reported on a December calendar year-end. As such the accounts of these companies for the year ended December 1996 and for the three and nine month interim periods ended September, 1996 have been consolidated with the accounts of PalEx as of November 1996 and the three and nine month periods ended August 31, 1996, respectively. Unaudited revenues and net income for the Pooled Companies for the one-month period ended December 31, 1996 were approximately $3.3 million and $116,000, respectively. Effective December 1, 1996, the results of the Pooled Companies were conformed to the fiscal year-end of PalEx. Accordingly, an adjustment is included in the unaudited statements of cash flows for the net income attributed to this one-month period.

There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Supplemental Consolidated Financial Statements of PalEx included in the Registration Statement.

3. CREDIT FACILITY

On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $35 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding and Pooled Companies, future acquisitions, capital expenditures, letters of credit and working capital. Advances under the Credit Facility bear interest at such bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 25, 2004. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. The approximate level of available borrowings under the Credit Facility at August 31, 1997 was $20.6 million.

4. CAPITAL STOCK

On March 25, 1997, PalEx completed the Offering, which involved the sale by PalEx of 3,000,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to PalEx from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $20.1 million. Of this amount, $3.4 million was used to pay the cash portion of the purchase prices relating to the acquisitions of the Founding Companies with the remainder being used to pay certain indebtedness of the Founding Companies.

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

5. EARNINGS PER SHARE

The computation of net income per share and pro forma net income per share for the three and nine month periods ended August 31, 1996 and 1997 are based on the weighted average of Common Stock outstanding as of the respective dates, consisting of the following shares:

       Issued in consideration for acquisition of Founding Companies   5,910,000
       Issued in consideration for acquisition of Pooled Companies .   2,455,400
       Sold pursuant to the Offering ...............................   3,000,000
       Held by Main Street Capital Partners, L. P ..................   1,021,389
       Sold pursuant to the over-allotment option ..................     450,000
       Issued to profit sharing plans of Founding Companies ........     142,500
       Issued to management ........................................      50,000
                                                                      ----------
                                                                      13,029,289

The computation also assumes the exercise of options for 1,187,500 shares granted to management, directors and key employees with the proceeds being used to repurchase shares in the open market based on the average closing price during the three and nine month periods ended August 31, 1997.

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

6. INCOME TAXES

Prior to the Acquisitions, the stockholders of Fraser elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Fraser did not pay federal and certain state income taxes because their stockholders paid income taxes on their proportionate share of the respective companies' earnings. Commencing with the Acquisitions and the Offering, the Company began to be taxed at applicable federal and state income tax rates.

The Pooled Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisition date are the responsibility of the respective stockholders. For purposes of these condensed consolidated financial statements, federal and state income taxes have been provided as if these companies had filed C Corporation tax returns for the preacquisition periods. The current income tax expense of these S Corporations is reflected in the condensed consolidated financial statements in the provision for income taxes and as an increase to capital in excess of par.

The Company intends to file a consolidated federal income tax return which includes the operations of the Founding and Pooled Companies for periods subsequent to the respective acquisitions. The Founding and Pooled Companies will each file a "short period" federal income tax return through their respective acquisition dates.

Fraser recorded a charge to income tax expense of approximately $488,000 on March 25, 1997 representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S.

The provision for income taxes included in the Statements of Pro Forma Combined Income for the three and nine month periods ended August 31, 1996 and August 31, 1997 assumes the application of statutory federal and state income taxes rates and the non-deductibility of goodwill amortization.



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

Interstate, Sonoma Pacific and their stockholders are parties to non-competition agreements which may restrict until January 14, 1998 and July 31, 1998, respectively, Interstate's, Sonoma Pacific's and their affiliates' and their former stockholders' ability to engage in any activity or business enterprise or own an interest in any entity which engages in any activity or business enterprise which competes with First Alliance Logistics Management, L.L.C. (the "Alliance"), an organization whose membership includes pallet recyclers and manufacturers and was created to pursue the national and global marketing and management of pallet systems, including the sale or leasing of pallets. The Company has been notified by the Alliance that it intends to enforce the terms of the non-compete agreements as it deems appropriate, although the Alliance has not to date commenced legal proceedings and the Company does not know when, if ever, such proceedings would commence. The agreements explicitly exclude from their coverage any product or services offered or sold by Interstate and Sonoma Pacific before October 1995, which management believes are the same products or services currently offered by Interstate and Sonoma Pacific. Because of the noncompete provisions' short duration and exclusion of business currently conducted by Interstate and Sonoma Pacific, the Company believes that such agreements will not have a material adverse effect on its operations.

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

Minimum future rental payments under the noncancelable operating leases as of November 30, 1996 are as follows (in thousands):

Fiscal Years Ending
        November 30, 1997.........................$1,012
        November 29, 1998.........................   705
        November 28, 1999.........................   396
        November 26, 2000.........................    56
        November 25, 2001.........................    50
        Thereafter................................   101
                                                  ------
                                                  $2,320
                                                  ======
                                       13

The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $562,000 and $865,000 in the nine months ended August 31, 1996 and August 31, 1997, respectively. The Company incurred additional lease commitments of approximately $200,000 annually in connection with the Acquisitions.

8. SUPPLEMENTAL PROFIT SHARING CONTRIBUTION

During the three month period ended March 2, 1997, the Founding Companies made supplemental contributions totaling $1.1 million to their respective profit sharing plans. In connection with the Acquisitions, PalEx, as agreed, satisfied the supplemental profit sharing obligations through the issuance of shares of Common Stock to the plans.

                                 PALEX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Pro Forma Combined Financial Statements of the Company and related notes thereto and the Supplemental Consolidated Financial Statements of PalEx, Fraser, Ridge and the Pooled Companies and related notes thereto which are included in the Registration Statement. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward-looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors discussed in the Registration Statement.

RESULTS OF OPERATIONS - COMBINED

The combined results of operations for the periods presented do not purport to present those of the combined Founding and Pooled Companies in accordance with generally accepted accounting principles, but represent merely the sum of the revenues, cost of sales, gross profit, selling, general and administrative expenses and supplementary profit sharing contributions for the individual Founding Companies, the Pooled Companies and PalEx on a historical basis and exclude the effects of pro forma adjustments. This data may not be comparable to, and may not be indicative of, the Company's post-combination results of operations because, among other matters, (i) the Founding and Pooled Companies were not under common control or management and had different tax and capital structures during the periods presented and (ii) the Company used the purchase method to establish a new basis of accounting to record the Acquisitions.

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

THREE MONTH PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1997 - COMBINED

The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                       THREE MONTH PERIOD ENDED
                                       ------------------------
                                    AUGUST 31, 1996   AUGUST 31, 1997
                                    ---------------   ---------------
 Revenues............................ $30,537  100.0%  $42,006 100.0%
Cost of Sales........................  25,296   82.8    35,250  83.9
                                       ------  ----     ------  ----

        Gross Profit.................   5,241   17.2     6,756  16.1
Selling, general and administrative..   3,339   10.9      3,869   9.2

Combined revenues increased 37.6% from approximately $30.5 million to $42.0 million. This increase was partially attributable to an increase in the average sales price of new pallets, an increase which reflects higher raw material costs, a portion of which was passed on to customers in the form of higher sales prices. Sales to CHEP, the Company's largest customer, increased from 31.8% of revenues in 1996 to 36.8% of revenues in 1997 primarily as a result of increased orders.

Combined unit sales of new pallets increased from approximately 2.6 million to
2.7 million, while repaired and used pallet units increased from approximately
1.7 million to 2.5 million. Unit sales of agricultural harvesting boxes and specialty bins decreased from 4,100 to 2,300 as a result of continued competitive pressures from plastic boxes and bins.

Combined gross profit increased from approximately $5.2 million to $6.8 million primarily as result of increased volumes. Gross profit as a percentage of revenues declined from 17.2% to 16.1% primarily as a result of higher raw material unit costs during 1997. The Company believes that the increases in the unit cost of lumber were influenced by weather and general economic conditions, the operation of lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. The Company's gross profit as a percentage of revenues also fluctuates as a result of competitive pricing in different market areas in which it operates and continued changes in product mix.

Combined selling, general and administrative costs increased from approximately $3.3 million in 1996 to $3.9 million in 1997 and were 10.9% and 9.2% of revenues, respectively. This increase is generally attributable to increased costs associated with being a public company. Selling, general and administrative costs as a percentage of revenues declined because of the relatively fixed nature of such costs.

NINE MONTH PERIODS ENDED AUGUST 31, 1996 AND AUGUST 31, 1997 - COMBINED

The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                 NINE MONTH PERIOD ENDED
                                                 -----------------------
                                             AUGUST 31, 1996  AUGUST 31, 1997
                                             ---------------  ---------------
Revenues.............................       $98,284    100.0% $124,240  100.0%
Cost of Sales........................        79,599     81.0   103,847   83.6
                                             ------     ----   -------   ----
        Gross Profit.................        18,685     19.0    20,393   16.4
Selling, general and administrative..         9,749      9.9    10,029    8.1
Supplemental profit sharing contribution         --       --     1,069     .9

Combined revenues increased 26.4% from approximately $98.3 million to $124.2 million. This increase was partially attributable to an increase in the average sales price of new pallets, an increase which reflects higher raw material costs, a portion of which were passed on to customers in the form of higher sales prices. Sales to CHEP, the Company's largest customer, increased from 27.6% of revenues in 1996 to 32.6% of revenues in 1997 as a result of increased orders.

Combined unit sales of new pallets remained relatively stable at approximately
6.4 million while unit sales of repaired and used pallet units increased from approximately 4.3 million to 6.1 million. Unit sales of agricultural harvesting boxes and specialty bins decreased from 31,600 to 10,600 as a result of continued competitive pressures from plastic boxes and bins.

Combined gross profit increased from approximately $18.7 million to $20.4 million as a result of increased volumes. Gross profit as a percentage of revenues declined from 19.0% to 16.4% primarily as a result of higher raw material unit costs during 1997. The Company believes that the increases in the unit cost of lumber were influenced by weather and general economic conditions, the operation of lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. The Company's gross profit as a percentage of revenues also fluctuates as a result of competitive pricing in different market areas in which it operates and continued changes in product mix.

Combined selling, general and administrative costs decreased from approximately $9.7 million in 1996 to $8.9 million in 1997 and were 9.9% and 8.1% of revenues, respectively. The increase is generally attributable to increased costs associated with being a public company. Selling, general and administrative costs as a percentage of revenues declined because of the relatively fixed nature of such costs. In addition to selling, general and administrative costs, the Founding Companies made supplemental contributions to their respective profit sharing plans of approximately $1.1 million during the three month period ended March 2, 1997.

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

On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $35 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding and Pooled Companies, future acquisitions, capital expenditures and working capital. Advances under the Credit Facility bear interest at such bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 25, 2004. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. The approximate level of available borrowings available under the Credit Facility at August 31, 1997 was $20.6 million.

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

SEASONALITY

The pallet manufacturing business can be subject to seasonal variations in operations and demand. The Company has a significant number of agricultural customers and typically experiences the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May) with significantly lower demand in the summer months. Yearly results can fluctuate significantly in this region depending on the size of the citrus and produce harvest, which, in turn, largely depend on the occurrence and severity of freezing weather and changes in rainfall. The Company's locations serving predominantly manufacturing and industrial customers experience less seasonality. Management believes that the effects of such seasonality will diminish as the Company grows and expands it's customer base both internally and through acquisition.

Adverse weather conditions may affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost and the demand for its products. For example, the Company experienced higher lumber costs resulting from the impact of wet weather on the harvesting of both hardwood and pine timber during the nine month period ended August 31, 1997. Additionally, freezing weather conditions in South Florida during January, 1997 adversely impacted the produce harvest thereby reducing the demand for new pallets for the remainder of the 1997 harvest.

RESULTS OF OPERATIONS - PALEX

The following table sets forth certain selected financial data for PalEx (Fraser as the accounting acquiror and with retroactive restatement for the Pooled Companies) as a percentage of revenues for the periods indicated and reflects the acquisitions of Ridge and Interstate effective March 31, 1997 (dollars in thousands):

                                            THREE MONTH PERIODS ENDED
                                            -------------------------
                                       AUGUST 31, 1996      AUGUST 31,1997
                                       ---------------      --------------
Revenues ..........................  $ 19,364     100.0% $ 42,006     100.0%
Cost of Sales .....................    15,490      80.0    35,250      83.9
                                     --------     ------ ---------   -------

Gross Profit ......................     3,874      20.0     6,756      16.1
Selling, general and administrative     2,244      11.6     3,869
                                                                        9.2
Amortization of goodwill ..........      --         --        152        .4
                                     --------     ------ ---------   -------

Income from operations ............     1,630       8.4     2,735       6.5

Interest expense ..................      (228)     (1.2)     (266)      (.6)
Other income (expense), net .......       (91)      (.4)       40        .1
                                     --------     ------ ---------   -------

Income before income tax ..........     1,311       6.8     2,509       6.0
Provision for income tax ..........      --          --     1,078       2.6
                                     --------     ------ ---------   -------

Net income ........................  $  1,311       6.8% $  1,431       3.4%
                                     ========     ====== =========   =======

THREE MONTH PERIOD ENDED AUGUST 31, 1996 COMPARED TO AUGUST 31, 1997

Revenue increased from approximately $19.4 million to $42.0 million. This increase is primarily attributable to the acquisition of Ridge and Interstate and partially attributable to an increase in the average sales price of new pallets, an increase which reflects higher raw material costs, a portion of which was passed on to customers in the form of higher sales prices.

Gross profit as a percentage of revenues declined from approximately 20.0% to 16.1%, primarily as a result of higher raw material unit costs. A substantial portion of the operations of Ridge is the manufacture of new pallets which typically result in a lower gross margin as a percentage of revenues than repair operations'. See "Results of Operations - Combined".

Selling, general and administrative expenses increased from approximately $2.2 million to $3.9 million and is attributable primarily to the acquisition of Ridge and Interstate and additional costs associated with being a public company. Selling, general and administrative expenses as a percentage of revenues declined from 11.6% to 9.2% because of the relatively fixed nature of such costs.

Interest expense increased slightly from approximately $228,000 to $266,000.

Fraser recorded a charge to income tax expense of approximately $488,000 on March 25, 1997 representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S. Federal and state income taxes have been provided on earnings subsequent to the Acquisitions.

As a result of the foregoing, net income increased approximately $120,000 to $1.4 million.

RESULTS OF OPERATIONS - PALEX

The following table sets forth certain selected financial data for PalEx (Fraser as the accounting acquiror and with retroactive restatement for the Pooled Companies) as a percentage of revenues for the periods indicated (dollars in thousands):

                                              NINE MONTH PERIODS ENDED
                                              ------------------------
                                         AUGUST 31, 1996   AUGUST 31, 1997
                                         ---------------  ----------------
Revenues.........................        $58,410   100.0% $103,275   100.0%
Cost of Sales....................         46,215    79.1    86,098    83.4
                                          ------    ----  --------   ------

Gross Profit.....................         12,195    20.9    17,177    16.6
Selling, general and administrative        6,544    11.2     8,928     8.6
Amortization of goodwill.........             --      --       245      .2
                                          ------    ----    ------   ------

Income from operations...........          5,651     9.7     8,004     7.8

Interest expense.................          (857)   (1.5)     (746)    (.8)
Other expense....................           (95)     (.2)       11      --
                                          ------    ----    ------   ------

Income before income tax.........          4,699     8.0     7,269     7.0
Provision for income tax.........             --      --     2,945     2.8
                                          ------    ----    ------   ------

Net income.......................         $4,699    8.0%    $4,324     4.2%
                                          ======    ====    ======   ======

NINE MONTH PERIOD ENDED AUGUST 31, 1996 COMPARED TO AUGUST 31, 1997

Revenue increased from approximately $58.4 million to $103.3 million. This increase is primarily attributable to the acquisition of Ridge and Interstate and partially attributable to an increase in the average sales price of new pallets, an increase which reflects higher raw material costs, a portion of which was passed on to customers in the form of higher sales prices.

Gross profit as a percentage of revenues declined from approximately 20.9% to 16.6%, primarily as a result of higher raw material unit costs. A substantial portion of the operations of Ridge is the manufacture of new pallets which typically result in a lower gross margin as a percentage of revenues than repair operations'. See "Results of Operations - Combined".

Selling, general and administrative expenses increased from approximately $6.5 million to $8.9 million and is attributable primarily to the acquisition of Ridge and Interstate and additional costs associated with being a public company. Selling, general and administrative expenses as a percentage of revenues declined from 11.2% to 8.6% because of the relatively fixed nature of such costs.

Interest expense declined from approximately $857,000 to $746,000 as the result of net repayments of debt.

Fraser recorded a charge to income tax expense of approximately $488,000 on March 25, 1997 representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S. Federal and state income taxes have been provided on earnings subsequent to the Acquisitions.

As a result of the foregoing, net income decreased $375,000 to approximately $4.3 million.

LIQUIDITY AND CAPITAL RESOURCES - PALEX

During the nine month period ending August 31, 1997, net cash provided by operating activities was $3.1 million, capital expenditures were $4.7 million and net payments of debt amounted to $9.5 million. Net proceeds from the sale of Common Stock provided $23.2 million. Net cash paid for the acquisitions amounted to $1,098,000 and distributions to shareholders amounted to $10.1 million. See "Liquidity and Capital Resources - Combined" for further discussion of the liquidity and capital resources of the Company.

                                 PALEX, INC.
                         PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Interstate, Sonoma Pacific and their stockholders are parties to non-competition agreements which may restrict until January 14, 1998 and July 31, 1998, respectively, Interstate's, Sonoma Pacific's and their affiliates' and their former stockholders' ability to engage in any activity or business enterprise or own an interest in any entity which engages in any activity or business enterprise which competes with First Alliance Logistics Management, L.L.C. (the "Alliance"), an organization whose membership includes pallet recyclers and manufacturers and was created to pursue the national and global marketing and management of pallet systems, including the sale or leasing of pallets. The Company has been notified by the Alliance that it intends to enforce the terms of the non-compete agreements as it deems appropriate, although the Alliance has not to date commenced legal proceedings and the Company does not know when, if ever, such proceedings would commence. The agreements explicitly exclude from their coverage any product or services offered or sold by Interstate and Sonoma Pacific before October 1995, which management believes are the same products or services currently offered by Interstate and Sonoma Pacific. Because of the noncompete provisions' short duration and exclusion of business currently conducted by Interstate and Sonoma Pacific, the Company believes that such agreements will not have a material adverse effect on its operations.

------------------------------------------------------------------------------

ITEM 2.  RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning all sales of securities by the Company during the nine month period ended August 31, 1997 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

On March 25, 1997, the Company issued 5,910,000 shares of Common Stock as part of the consideration for the Acquisitions. The Company also issued a total of 142,500 shares of Common Stock to the Founding Companies' profit sharing plans. On August 1, 1997, the Company issued 2,455,400 shares of Common Stock as part of the consideration for the acquisitions of the Pooled Companies. These shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

 (a)  EXHIBITS

    EXHIBIT
      NO.
   ---------


      2.1* Agreement and Plan of Reorganization, dated as of August 1, 1997, by and among PalEx, Inc., Sheffield Acquisition, Inc., Sheffield Lumber and Pallet Company, Inc. and the Stockholders named therein.*

      2.2* Agreement and Plan of Reorganization, dated as of August 1, 1997, by and among PalEx, Inc., Sonoma Pacific Acquisition, Inc., Sonoma Pacific Company and the Stockholders named 2.2* therein.*

      2.3* Agreement and Plan of Reorganization, dated as of August 1, 1997, by and among PalEx, Inc., Sonoma Pacific Company, Salinas Pacific Company and the Stockholders named therein.*

      2.4* Real Estate Purchase Agreement, dated as of August 1, 1997, by and among PalEx, Inc., Sonoma Pacific Company, Robert D. Ekedahl and Diana F. Ekedahl, as Trustees of the Ekedahl 1981
            Revocable Trust, and Gregg Gibson, as Tenants in Common.*

      3.1** Amended and Restated Certificate of Incorporation

      3.2** Bylaws

      27.0  Financial Data Schedule

-------------------
*     Incorporated   by  reference   from  the  exhibits,   bearing  the  same
      respective numbers, to the Company's Registration Statement (Commission File No. 000-22237) as filed with the Commission on August 7, 1997.

**    Incorporated   by  reference   from  the  exhibits,   bearing  the  same
      respective numbers, to the Company's Registration Statement on Form S-1 (Registration No. 333-18683)

(b)   Reports on Form 8-K

      On August 7, 1997, the Company filed a Current Report on Form 8-K to report the Company's acquisition of Sheffield Lumber and Pallet Company, Inc. and Sonoma Pacific Company, Inc. in two separate transactions on August 1, 1997, which were accounted for as poolings-of-interests.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   PALEX, INC.

Date:  October 14, 1997            By: /S/ CASEY A. FLETCHER
                                       ---------------------
                                       Casey A. Fletcher
                                       Chief Accounting Officer