Form 10-K405
period 1997-12-28
PALEX INC
filed 1998-03-30
CIK 1029448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 28, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                       Commission file number: 000-22237

                                  PALEX, INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                         76-0520673
(State or other jurisdiction                           (I.R.S. Employer
of incorporation or organization)                    Identification No.)


1360 POST OAK BLVD., SUITE 800
        HOUSTON, TEXAS                                        77056
(Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code:  (713) 350-6030

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 1998 was $164,955,479. As of that date, 18,175,286 shares of the Company's Common Stock were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE:

          The information required by Part III is incorporated by reference from the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report.

                                    PART I

ITEM 1.   BUSINESS

INTRODUCTION

          Core Business. PalEx, Inc. (together with its subsidiaries, "PalEx" or the "Company") was formed in January 1996 to create a national provider of pallets and related services. Concurrently with the closing of its initial public offering on March 25, 1997 (the "Offering"), PalEx acquired Ridge Pallets, Inc. ("Ridge"), Fraser Industries, Inc. ("Fraser") and Interstate Pallet Co. ("Interstate" and, together with Ridge and Fraser, the "Founding Companies"). Since that time, and through March 26, 1998, the Company has acquired nine additional pallet companies, including American Pallet Recyclers, Inc., Bay Area Pallet Company, Capital Pallet Co. Inc., New London Pallet, Inc., Pallet Outlet Company, Inc., Sheffield Lumber & Pallet Company, Inc., Sonoma Pacific Company, Southern Pallet Company, Inc., and Summers Pallet Manufacturing, Inc. (the "Acquired Pallet Companies"), making it the largest producer of new pallets and the largest pallet recycler in the U.S. The Company believes that, because of these acquisitions, it is in a position to capitalize on the significant trends currently affecting product manufacturing and distribution practices throughout the U.S., including the increasing reliance by shippers and logistics agents on a smaller number of better capitalized, more sophisticated vendors. The Company provides a broad variety of pallet products and related services, including the manufacture and distribution of new pallets; the recycling of pallets (including used pallet retrieval, repair, remanufacture and secondary marketing); the maintenance of depot operations and the sorting and storage of pallets for selected customers; and the processing and marketing of various wood-based by-products derived from pallet recycling operations. The Company now conducts its pallet operations from 37 facilities in Alabama, Arkansas, Arizona, California, Florida, Georgia, Illinois, Mississippi, North Carolina, Oklahoma, Pennsylvania, South Carolina, Texas, Virginia and Wisconsin. The Company intends to actively pursue additional acquisitions of pallet companies as part of its growth strategy.

          Recent Post-Year-End Acquisitions. In separate transactions in February 1998, PalEx acquired Acme Barrel Company, Inc., Container Services Company, Consolidated Container Corporation and Drum Service Co. of Florida (collectively, the "Container Group"), thereby expanding the Company's operations into the industrial container management industry. As a result of these very recent acquisitions, the Company is now the largest reconditioner of steel drums in the U.S. The Company currently conducts drum reconditioning operations from 13 facilities in California, Colorado, Florida, Georgia, Illinois, Kansas, Minnesota, Utah and Washington. The Company anticipates that its entry into this industry will strengthen its competitive position by enabling customers of the combined enterprises to reduce their material-handling costs by relying on a single vendor to satisfy their pallet and industrial container requirements. The Company also anticipates that, once the individual operations of the Container Group are integrated with the Company's operations, its acquisition of the Container Group will result in synergies and economies of scale by allowing the combined enterprises to more efficiently utilize their transportation fleets and systems, cross-sell services and products to the combined enterprises' customers and combine duplicate administrative functions. The Company intends to actively pursue additional acquisitions of steel drum reconditioners as part of its growth strategy. Because the Container Group acquisitions occurred following the end of fiscal 1997, the description of the Company's business in this Report focuses almost entirely on the Company's historical core business: providing pallets and related services. (Certain pro forma financial information relating to the acquisitions of the Container Group is set forth in Note 11 of Notes to the Company's Consolidated Financial Statements below. A complete set of the pro forma financial statements will be prepared and filed on or before April 28, 1998, in an amendment to the Company's Form 8-K regarding the acquisitions, which was filed on February 28, 1998.)

PALLET INDUSTRY OVERVIEW

          Based on information supplied by industry sources, the Company estimates that the U.S. pallet industry generated revenues of approximately $6 billion in 1996 and that it is served by approximately 3,800 companies, most of which are small, privately held entities operating in only one location and serving customers within a limited geographic radius. The industry generally is composed of companies that manufacture new pallets and companies that repair and recycle pallets. The Company estimates, based on industry sources, that during 1996 approximately 450 million new wooden pallets were produced and approximately 85 million wooden pallets were recycled. The Company estimates there are more than two billion pallets in circulation in the U.S. today.

          A pallet is a platform, usually made of wood, that is used for storing and shipping goods. Pallets are used in virtually all U.S. industries where products are physically distributed, including the automotive, chemical, consumer products, grocery, produce and food production, paper and forest products, retail, and steel and metals industries. Pallets come in a wide range of shapes and sizes. Although most pallets are made of wood, they may also be made of steel, plastic, cardboard, molded wood fiber and other materials to satisfy smaller niche markets. The Company believes that there are over 1,000 different sizes and specifications of pallets used in North America. The grocery industry, which utilizes approximately one-third of all new pallets produced, uses a standard size 48" x 40" pallet, although many different styles and specifications are manufactured for use in that industry. Other industries use pallets having specifications that are appropriate for their particular needs. Based on information supplied by industry sources, the Company believes that in 1996 over 90% of the pallets used were of the traditional wooden type, fabricated from lumber and metal fasteners. The wooden pallet has traditionally been the basis for the design of storage racks, warehouse storage areas, forklifts, docks and containers used in shipping goods.

          The pallet industry has experienced significant changes and growth during the past several years. These changes are due, among other factors, to the focus by FORTUNE 1000 businesses on improving the logistical efficiency of their manufacturing and distribution systems. This focus has caused many of these businesses to attempt to reduce significantly the number of vendors serving them in order to simplify their procurement and product distribution processes. It also has prompted large manufacturers and distributors to outsource key elements of those processes that are not within their core competencies and to develop just-in-time procurement, manufacturing and distribution systems. With the adoption of these systems, expedited product movement has become increasingly important and the demand for a high quality source of pallets has increased. Palletized freight facilitates movement through the supply chain, reducing costly loading and unloading delays at distribution centers and warehouse facilities. However, the use of low-quality or improperly sized pallets may increase the level of product damage during shipping or storage. As a result, there has been an increased demand for high-quality pallets in an attempt to reduce product damage during shipping and storage.

          The broad changes affecting U.S. industry have created significant demand for higher quality pallets distributed through an efficient, more sophisticated system. Environmental and cost concerns have also accelerated the trend toward increased reuse or "recycling" of previously used pallets, further increasing the importance of the quality of newly manufactured pallets. In recognition of these trends, CHEP has established a national pallet leasing program that provides high-quality pallets to customers throughout the U.S. for a daily fee. CHEP is a partnership created by Brambles Industries Limited, an Australian publicly held corporation, and GKN, Ltd., a publicly held U.K. corporation. The Company manufactures and repairs pallets for CHEP and provides a variety of logistical services with respect to its existing pallet pool, including the storage and just-in-time delivery of pallets. CHEP currently does not manufacture or repair pallets. During the fiscal year ended December 28, 1997, approximately 35% of the Company's revenues were from the Company's services to CHEP.

          CHEP's pallet leasing system represents a significant change in the U.S. pallet market. CHEP leases a high-quality, standardized and easily identifiable (all CHEP pallets are painted blue) 48" x 40" pallet, primarily for use by grocery and consumer products customers. CHEP pallets are manufactured to strict specifications by vendors, including the Company, that have been selected based on their ability to provide large volumes of pallets manufactured to CHEP specifications in a timely manner. The advantages CHEP offers to its customers are high-quality, uniform pallets and just-in-time delivery capabilities.

DESCRIPTION OF SERVICES

          New Pallet Manufacturing. New pallet manufacturing represented approximately 69% of the Company's revenues for the fiscal year ended December 28, 1997. The manufacturing process for new pallets at each of the Company's facilities is generally the most capital intensive part of the business, with the majority of assembly and construction being automated. New pallets are manufactured from an assortment of wood products, varying in type and quality, with construction specifications being determined by the pallet's end use. The Company believes that approximately 70% of the wood used in new pallets manufactured in North America consists of hardwoods (including oak, poplar, alder and gum), with the balance consisting of pine or other softwoods.

          The Company uses sawing equipment that cuts large wood sections to specification. The cut wood is then transported to assembly points where employees load the side boards ("stringers") and deck boards into nailing machines that nail the pallets together. After construction is completed, pallets are transported to a stacker for shipment or storage. More customized or smaller orders may be manufactured by hand on assembly tables by two laborers utilizing pneumatic nailers. The Company typically manufactures pallets upon receipt of customer orders and generally does not maintain a significant inventory of completed pallets.

          Pallet Repair, Remanufacture and Recycling. Many new pallets are discarded by pallet users after one trip. However, pallets can be recovered, repaired, if necessary, and reused. In addition, used pallets that are beyond repair can be disassembled, and the recovered lumber can be reused to repair used pallets. Pallet repair and recycling operations begin with the retrieval or purchase of used pallets from a variety of sources. The condition and size of these pallets vary greatly. Once obtained, the pallets are sorted by size and condition. A portion of the pallets may require no repair and can be resold or returned immediately. Repairable pallets have their damaged boards replaced with salvaged boards or boards from new stock inventoried at the repair facility. Pallets that cannot be repaired are dismantled, and the salvageable boards are recovered for use in repairing and building other pallets. The remaining damaged boards may be ground into wood fiber, which the Company sells for use as landscaping mulch, fuel, animal bedding, gardening material and other uses. Despite recent increasing automation, pallet recycling remains a labor intensive process. Non-CHEP pallet repair, remanufacturing and recycling represented approximately 12% of the Company's 1997 fiscal year revenues.

          Pallet Management. Pallet management is the process of providing a combination of services related to a customer's pallet usage, including the manufacture, repair, retrieval, delivery and storage of pallets as well as the disposal of unusable pallets and component parts. In a typical arrangement, the Company will contract with a customer to remove all pallets from a particular location and transport them to the Company's repair facility. The pallets are sorted and repaired as needed and sold to third parties, returned to either the customer or its supplier, or placed in storage and made available for return to service ("depot services"). In a typical arrangement, the Company will contract with a customer to perform any or all of the management services available.

ACQUISITIONS

          Since the Offering and through March 26, 1998, the Company purchased nine pallet companies in separate transactions, four of which were accounted for as poolings-of-interest. These nine companies operate 15 facilities in six states and had pro forma revenues of approximately $98.4 million for the Company's fiscal year ended December 28, 1997. The aggregate consideration for these acquired companies was approximately 3.6 million shares of the Company's Common Stock, approximately $19.2 million in cash and approximately $7.2 million principal amount of convertible notes.

          In February 1998, PalEx Container Systems, Inc., a wholly owned subsidiary of the Company, acquired the companies in the Container Group, which conducted operations from 13 facilities in nine states and which had fiscal year 1997 pro forma revenues of approximately $90.9 million. The Container Group acquisitions occurred in four separate transactions, three of which were accounted for as poolings-of-interests. The aggregate consideration for the Container Group acquisitions was approximately 4.2 million shares of the Company's Common Stock and approximately $26.2 million in cash.

OPERATIONS

          The Company centralizes its consolidated financial reporting, cash management, training, human resources, safety and merger and acquisition activities. The Company otherwise operates on a decentralized basis, with the management of each operating location responsible for its day-to-day operations, profitability and growth. Local management uses the Company's "best practices" program, which seeks to replicate acquired companies' best practices throughout the entire Company with respect to operations and processes, transportation and other logistical activities, worker training and participation programs, financial controls, and purchasing information in order to improve productivity, reduce operating costs and improve customer satisfaction to stimulate internal growth.

SALES AND MARKETING

          The Company currently sells to pallet customers within the various geographic regions in which the Company conducts operations. The primary pallet-related sales and marketing activities involve direct selling by the Company's sales force and by members of senior management to local and regional customers at the plant level and to large accounts and target industries more broadly on a geographic basis. Because pricing is a function of regional material and delivery costs, pricing is established at the regional level.

          Because many of the Company's pallet customers need similar services on a national scale, the Company is developing a national sales and marketing plan to provide such services at many locations throughout the U.S. The Company seeks to continue to develop a network of facilities that will allow these customers to: (i) centralize purchases of new and recycled pallets; (ii) obtain convenient and dependable service and a consistent supply of uniform quality pallets; (iii) achieve greater efficiencies in their pallet use; and (iv) meet corporate recycling goals. The Company has developed relationships with several national customers and intends to attempt to provide service to these and numerous other customers on a local, regional and national basis. The pallet needs of national companies are not uniform, and the Company intends to tailor its national programs for each customer. These programs include a combination of sourcing, retrieving, repairing and recycling pallets according to individual customer requirements.

CUSTOMERS

          The Company seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of products and services in all its operations.

          Customers of the Company's pallet services operations include companies in the automotive, chemical, consumer products, grocery, produce and food production, paper and forest products, retail, and steel and metals industries and are both regional and national in scale. Because a significant part of the Company's pallet products and services are sold to customers engaged in the produce and citrus industries, the Company's sales volumes in certain regions tend to be seasonal. During fiscal year ended December 28, 1997, the Company sold pallets to over 2,700 customers. One customer, CHEP, accounted for approximately 35% of the Company's annual revenues. No other single customer accounted for 10% or more of the Company's revenues. The Company enters into contracts with CHEP on a facility-by-facility basis, and the terms of such contracts vary in accordance with the service to be provided. Depot agreements may be terminated with or without cause, while repair and depot/repair agreements may only be terminated by CHEP for cause and have both indefinite terms and fixed terms of between one and three years. All of the CHEP contracts prohibit the Company's contracting facilities from competing with CHEP during the term of the agreement and for a period of up to three years thereafter in the pallet-leasing business and from repairing pallets for other pallet leasing companies. The CHEP contracts typically do not provide for fixed volumes of repaired or new pallets.

MANAGEMENT INFORMATION AND CONTROLS

          The Company's consolidated accounting and financial reporting activities are centralized at its operational headquarters in Bartow, Florida, while basic accounting activities are conducted at the regional level. The Company believes that its current information systems hardware and software are adequate to meet current and perceived needs for financial reporting and internal management control information and other necessary information. The Company believes this system enhances its ability to: (i) monitor each regional operation; (ii) prepare both operations and capital asset budgets and budget variances; (iii) assimilate newly acquired operations into its network through standard reporting mechanisms; (iv) implement operational and productivity measurements and benchmarking; and (v) conduct individual customer profitability analysis.

RAW MATERIALS

          The primary raw materials used in new pallet manufacturing are lumber and plywood. The Company has long-term relationships with its lumber and plywood vendors, and the Company believes that these relationships, as well as its ability to pursue larger volume purchases, will help to ensure adequate lumber supplies at competitive prices in the future. During the fiscal year ended December 28, 1997, the Company purchased lumber and plywood from over 175 vendors. Two of these vendors accounted for approximately 7% and 6%, respectively, of the Company's total lumber purchases during the fiscal year ended December 28, 1997. The Company does not believe that the loss of either of these vendors would materially adversely affect its financial condition or results of operations. The Company intends to continue to pursue a strategy of purchasing and upgrading low-grade and alternative sources of lumber as well as exploiting pricing aberrations and market trends to take advantage of lower prices in the marketplace as they occur.

          Pallet prices are closely related to the changing costs and availability of lumber, the principal raw material used in the manufacture and repair of wooden pallets. Typically, lumber prices fall in oversupplied lumber markets, enabling small pallet manufacturers with limited capital resources to procure lumber and initiate production of low-cost pallets, depressing pallet prices overall and adversely affecting the Company's revenues and operating margins. While the Company believes that it will benefit from strong relationships with multiple lumber suppliers, there can be no assurance that the Company will be able to secure adequate lumber supplies in the future. Lumber supplies and costs are affected by many factors outside the Company's control, including governmental regulation of logging on public lands, lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. In addition, adverse weather conditions may affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost. In 1997, the Company experienced higher lumber costs resulting from high demand and the impact of wet weather on the harvesting of hardwood timber in the southeast regions of the U.S. The Company tries to take advantage of the price volatility of lumber by buying additional quantities of lumber when prices are favorable and storing the inventory for later use. The Company also is able to buy low-quality lumber and upgrade such lumber at its own plants. Though the Company has studied the broad use of alternative materials for the manufacture of pallets, such as plastic, management believes that there is not currently an available alternative raw material that possesses the tensile strength, recyclability and low cost of wood. The Company continues to evaluate alternatives to wood and is receptive to their future use in pallet production.

          The Company sources the majority of its pallets for reconstruction from businesses that use pallets and from trucking companies. Businesses that receive and ship a significant amount of goods are generally good sources for used pallets. Often the pallets they receive are damaged or do not meet their size or other specifications for internal systems or shipping. As a result, these businesses accumulate pallets that can be recycled. The Company identifies these sources through establishing relationships with pallet users and by direct solicitation, telemarketing and advertising. The Company generally achieves timely pallet removal by placing a trailer at a source which loads unwanted pallets onto the trailer. The Company then removes the load of pallets at the same time it delivers recycled pallets to the pallet user. In some cases, the Company is paid a tipping fee for hauling away the used pallets or is allowed to take the pallets away at no charge; in other cases, the Company buys the used pallets.

COMPETITION

          The Company believes that the principal competitive factors in the pallet industry are price, quality of services and reliability. With over 3,800 industry participants, the pallet manufacturing industry has been, and is expected to remain, extremely fragmented and highly competitive. Though several companies have attempted to establish national pallet operations, most of the Company's competitors are small, privately held companies that operate in only one location and serve customers within a limited geographic radius.
Competition on pricing is often intense, and the Company may face increasing competition from pallet leasing or other pallet systems providers, which are marketed to new pallet purchasers as less expensive alternatives. CHEP's pallet leasing system competes with new pallet sales to the grocery and wholesale distribution industries, and may expand into other industries in the future. In addition, pallet manufacturing and recycling operations are not highly capital intensive, and the barriers to entry in such businesses are minimal. Certain other smaller competitors may have lower overhead costs and, consequently, may be able to manufacture or recycle pallets at lower costs than the Company.
Other companies with significantly greater capital and other resources than the Company (including CHEP) may enter or expand their operations in the pallet manufacturing and recycling businesses in the future, changing the competitive dynamics of the industry. The Company has in the past and will continue to compete with lumber mills in the sale of new pallets. The lumber mills typically view pallet manufacturing as an opportunity to use the lower grade lumber that would otherwise be waste for the mill. While the Company estimates, based on industry sources, that non-wooden pallets currently account for less than 10% of the pallet market, there can be no assurance that the Company will not face increasing competition from pallets fabricated from non-wooden components in the future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          The Company's wholly owned subsidiary Sonoma Pacific is a party (with its former stockholders) to non-competition agreements which may restrict until July 31, 1998, Sonoma Pacific's (and its affiliates' or such former stockholders') ability to engage in any activity or business enterprise or own an interest in any entity which engages in any activity or business enterprise which competes with First Alliance Logistics Management, L.L.C. (the "Alliance"), an organization of pallet recyclers and manufacturers created to pursue the national and global marketing and management of pallet systems, including the sale or leasing of pallets. The Company's wholly owned subsidiary Interstate and its former stockholder were parties to similar non-competition agreements that terminated on January 14, 1998. Interstate, Sonoma Pacific and their former stockholders (including current officers of the Company's subsidiaries and a current director of the Company) joined the Alliance in October 1995 and in connection therewith executed agreements pursuant to which each agreed not to compete with the business of the Alliance for a period of one year from withdrawal. Interstate and Stephen C. Sykes, its former sole stockholder and a director of the Company, notified the Alliance of such withdrawal on January 14, 1997, in connection with Interstate's agreement to merge with a subsidiary of PalEx. In response, the Alliance notified Interstate of its intent to enforce the terms of the non-competition agreements as it may deem appropriate. The Alliance has not yet commenced legal proceedings, however, and the Company does not know when, if ever, such proceedings might be commenced. Sonoma Pacific withdrew from the Alliance effective July 31, 1997. The non-competition agreements explicitly exclude from their coverage any product or services sold or offered by Interstate or Sonoma Pacific at the time they became members of the Alliance. Because Interstate and Sonoma Pacific were engaged in the manufacture and recycling of pallets in October 1995 and continue in these business lines currently, the Company believes that the non-compete agreements do not apply to Interstate's and Sonoma Pacific's current businesses. The Alliance could seek either injunctive relief or monetary damages from Interstate and Sonoma Pacific. However, given the expiration of Interstate's non-competition agreement and the short duration of Sonoma Pacific's non-competition agreement and the exclusion of the businesses currently conducted by Interstate and Sonoma Pacific, the Company believes that such agreements, even if enforced, would not have a material adverse effect on its operations.

EMPLOYEES

          At March 15, 1998, the Company had approximately 2,800 employees; approximately 705 of those were employees of the Container Group. Approximately 321 employees of the Container Group at three locations are covered by collective bargaining agreements. The Company has not experienced any work stoppage and believes that its relationship with its employees is satisfactory.

RISK FACTORS

          Absence of Combined Operating History. Prior to being acquired by the Company, each subsidiary of the Company operated as a separate independent entity. There can be no assurance that the Company will be able to integrate these businesses on an economic basis. In addition, there can be no assurance that the recently assembled management group will be able to oversee the combined entity and effectively implement the Company's operating or growth strategies. The financial results of the Company cover periods when the Company's subsidiaries were not under common control or management and, therefore, may not be indicative of the Company's future financial or operating results. The success of the Company will depend on the extent management is able to centralize and integrate certain administrative and accounting functions and otherwise integrate its acquired companies and other future acquisitions into one organization in a profitable manner. The inability of the Company to successfully integrate its acquisitions would have a material adverse effect on the Company's financial condition and results of operations and would make it unlikely that the Company's acquisition program will be successful.

          Supply and Demand for Lumber. Pallet prices are closely related to the changing costs and availability of lumber, the principal raw material used in the manufacture and repair of wooden pallets. Typically, lumber prices fall in oversupplied lumber markets, enabling small pallet manufacturers with limited capital resources to procure lumber and initiate production of low-cost pallets, depressing pallet prices overall and adversely affecting the Company's revenues and operating margins. The majority of the lumber used in the pallet industry is hardwood, which is only grown in certain regions of the U.S. and which is difficult to harvest in adverse weather, making its pricing volatile. For the fiscal year ended December 28, 1997, purchases from two lumber vendors accounted for approximately 7% and 6%, respectively, of the Company's total pro forma combined lumber purchases. While the Company purchased plywood and lumber from over 175 vendors during the fiscal year ended December 28, 1997, and believes that it will benefit from strong relationships with multiple lumber suppliers, there can be no assurance that the Company will be able to secure adequate lumber supplies in the future. Lumber supplies and costs are affected by many factors outside the Company's control, including weather, governmental regulation of logging on public lands, lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. For example, in 1997, the Company experienced higher lumber costs resulting from high demand and the impact of wet weather on the harvesting of hardwood timber in the southeast region of the U.S. To the extent the Company encounters adverse lumber prices or is unable to procure adequate supplies of lumber, its financial condition and results of operations could be materially adversely affected.

          Factors Affecting Internal Growth. The Company's ability to generate internal earnings growth will be affected by, among other factors, its ability to expand the range of services offered to customers, attract new customers, increase volumes purchased by existing customers (including CHEP), hire and retain employees, obtain raw materials at acceptable prices, open additional manufacturing and repair facilities and reduce operating and overhead expenses.

          Reliance on Acquisitions. One of the Company's principal growth strategies is to increase its revenues and the markets it serves through the acquisition of additional pallet manufacturing and recycling companies and steel drum reconditioning companies. There can be no assurance that the Company will be able to identify or acquire additional businesses or to integrate and manage such additional businesses successfully. Acquisitions may involve a number of risks, including: adverse short-term effects on the Company's reported operating results; diversion of management's attention; dependence on retention, hiring and training of key personnel; risks associated with unanticipated problems or legal liabilities; and amortization of acquired intangible assets. Some or all of these risks could have a material adverse effect on the Company's financial condition or results of operations. In addition, to the extent that consolidation becomes more prevalent in the industries in which the Company operates, the prices for attractive acquisition candidates may increase and the number of attractive acquisition candidates may decrease; in any event, there can be no assurance that businesses acquired in the future will achieve sales and profitability that justify the investment therein.

          Financing. The Company intends to use its Common Stock for a portion of the consideration for certain acquisitions. If the Common Stock does not maintain a sufficient valuation or potential acquisition candidates are unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to use more of its cash resources, if available, in order to pursue its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through future debt or equity financings. Using cash to complete acquisitions and finance internal growth could substantially limit the Company's financial flexibility, using debt could result in financial covenants that limit the Company's operations and financial flexibility, and using equity may result in significant dilution of the ownership interests of the then existing stockholders of the Company. There can be no assurance that the Company will be able to obtain financing if and when it is needed or that, if available, it will be available on terms the Company deems acceptable. As a result, the Company may be unable to pursue its acquisition strategy successfully.

          The Company is a party to a credit facility with Bank One, Texas, NA and other bank lenders which allows the Company to borrow up to $125 million to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The facility requires the Company to comply with various affirmative and negative covenants (including maintenance of certain financial ratios) which could limit the Company's operational and financial flexibility.

          Weather Conditions. The Company sells a significant portion of its products and services to customers who ship agricultural products. Severe weather, particularly during the harvesting seasons, may cause a reduction in demand from agricultural customers, adversely affecting the Company's revenues and results of operations. A heavy freeze or other weather adversely affecting the citrus and produce industries could have a significant negative impact on the Company's financial condition and results of operations. In addition, adverse weather conditions may affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost. In October through December 1996, the Company experienced higher lumber costs resulting from, among other things, the impact of wet weather on the harvesting of hardwood timber in the southeast region of the U.S. Additionally, freezing weather conditions in south Florida during January 1997 adversely impacted the produce harvest, thereby reducing the demand for pallets. These conditions adversely affected the Company's results of operations for the fiscal quarter ended March 2, 1997.

          Seasonality; Fluctuation of Operating Results. The pallet manufacturing business can be subject to seasonal variations in operations and demand. Approximately 13% of the Company's pro forma revenues for the fiscal year ended December 28, 1997, were attributable to the agricultural industry in the southeast and western regions of the U.S., with the citrus and produce industries comprising the largest components thereof. As a result, the Company's operations experience the greatest demand for new pallets during the citrus and produce harvesting seasons (generally October through May), with significantly lower demand in the summer months. Moreover, yearly results can also fluctuate significantly, particularly in the southeast region of the U.S., as a result of the size of the citrus and produce harvests, which, in turn, largely depend on the occurrence and severity of freezing weather. Quarterly results may also be materially affected by the timing of acquisitions, the timing and magnitude of acquisition assimilation costs, costs of opening new facilities, gain or loss of a material customer, variation in product mix and weather conditions. In addition, the Company's revenues and gross margins can fluctuate significantly with variations in lumber prices. Accordingly, the Company's performance in any particular quarter may not be indicative of the results which can be expected for any other quarter or for the entire year.

          Reliance on CHEP. During the fiscal year ended December 28, 1997, approximately 35% of the Company's revenues and a significant percentage of the Company's growth were attributable to CHEP. In addition, certain of the Company's facilities are substantially dependent on CHEP as their predominant customer. If CHEP were to materially decrease its purchase of pallets and services from the Company, either because CHEP's operations encounter financial reversals or as a result of CHEP's determination to manufacture pallets internally, to buy pallets and services from competitors of the Company or to substantially increase the number of pallets it repairs or for any other reason, the Company's financial condition and results of operations could be materially adversely affected. The Company and CHEP enter into an agreement for each Company facility which performs CHEP repair or depot services. These agreements generally do not contain fixed volume requirements, may be terminated with or without cause depending on the nature of the service provided and have both indefinite and fixed terms of between one and three years. The contracts prohibit the Company's contracting facilities from competing with CHEP in pallet leasing and from repairing pallets for other leasing companies during the term of the agreement and for a period of up to three years thereafter. Although CHEP has not terminated or failed to renew any of these agreements to date, there can be no assurance that CHEP will not terminate or fail to renew such agreements in the future.

          Management of Growth. The Company expects to grow both internally and through acquisitions. Management expects to expend significant time and effort in evaluating, completing and integrating acquisitions and opening new facilities. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. If the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified management, then the Company's financial condition and results of operations could be materially adversely affected.

          Competition. The markets for pallet manufacturing and recycling services are highly fragmented and competitive. Competition on pricing is often intense and the Company may face increasing competition from pallet leasing or other pallet systems providers, which are marketed as less expensive alternatives to new pallet purchasers. CHEP's pallet leasing system competes with new pallet sales to the grocery and wholesale distribution industries, and may expand into other industries in the future. In addition, pallet manufacturing and recycling operations are not highly capital intensive, and the barriers to entry in such businesses are minimal. Certain other smaller competitors may have lower overhead costs and, consequently, may be able to manufacture or recycle pallets at lower costs than the Company. Other companies with significantly greater capital and other resources than the Company (including CHEP) may enter or expand their operations in the pallet manufacturing and recycling businesses in the future, changing the competitive dynamics of the industry. The Company has competed in the past, and will continue to compete, with lumber mills in the sale of new pallets. Lumber mills typically view pallet manufacturing as an opportunity to use the lower grade lumber that would otherwise represent waste that must be disposed by the mill. While the Company estimates, based on industry sources, that non-wooden pallets currently account for less than 10% of the pallet market, there can be no assurance that the Company will not face increasing competition from pallets fabricated from non-wooden components in the future. For example, Ridge currently sells agricultural harvesting boxes. For the past several years, these products have faced increasing competition from plastic agricultural containers, which has materially reduced the number of agricultural harvesting boxes sold by Ridge. The Company expects competition with plastic agricultural containers to continue in the future.

          Effect of Non-Competition Agreement. Sonoma Pacific and its former stockholders are parties to non-competition agreements which may restrict until July 31, 1998, Sonoma Pacific's and its affiliates' or such stockholders' ability to engage in any activity or business enterprise or own an interest in any entity which engages in any activity or business enterprise which competes with Alliance Logistics Management, L.L.C. (the "Alliance"), an organization of pallet recyclers and manufacturers created to pursue the national and global marketing and management of pallet systems, including the sale or leasing of pallets. Interstate and its former stockholders were parties to similar non-competition agreements that terminated on January 14, 1998. The Company has been notified by the Alliance on that it intended to enforce the terms of the non-competition agreements as it deems appropriate, although the Alliance has not to date commenced legal proceedings and the Company does not know when, if ever, such proceedings would commence. The agreements explicitly exclude from their coverage any product or services offered or sold by Interstate and Sonoma Pacific before October 1995, which are the same products or services currently offered by Interstate and Sonoma Pacific. Because of the noncompete provisions' short duration and exclusion of business currently conducted by Interstate and Sonoma Pacific, the Company believes that such agreements will not have a material adverse effect on its operations.

          Effect of Certain Charter Provisions. The Board of Directors of the Company is empowered to issue Preferred Stock without stockholder action. The existence of this "blank-check" Preferred Stock could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise, even if such a transaction would provide greater value to the Company's stockholders than if the Company remained independent. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors.

          Dependence on Key Personnel. The Company's operations are dependent on the continued efforts of its executive officers and on senior management. Furthermore, the Company will likely be dependent on the senior management of companies that may be acquired in the future. Although the Company has entered into an employment agreement with each of the Company's executive officers, there can be no assurance that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees could have an adverse effect on the Company's business, financial condition and results of operations. The Company does not intend to carry key-person life insurance on any of its employees.

          Control by Existing Management and Stockholders. The Company's executive officers, directors and key employees, and entities and persons affiliated with them, beneficially owned, as of March 17, 1998, approximately 33% of the outstanding shares of Common Stock. These persons, if acting in concert, will be able to continue to exercise control over the Company's affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

          Potential Exposure to Environmental Liabilities. The Company's operations are subject to various environmental laws and regulations, including those dealing with handling and disposal of waste products, polychlorinated biphenyls, fuel storage and air quality. As a result of past and future operations at its facilities, the Company may be required to incur remediation costs and other expenses related thereto. In addition, although the Company intends to conduct appropriate due diligence with respect to environmental matters in connection with future acquisitions, there can be no assurance that the Company will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business.

          In February 1998, the Company acquired Drum Service Co. of Florida, a steel drum reconditioning company with a facility in Florida ("Drum Service"). Drum Service is a wholly owned subsidiary of the Company. In 1982 Drum Service was notified by the U.S. Environmental Protection Agency (the "EPA") and the Florida Department of Environmental Regulation (the "DER") that they believed that Drum Service might be a potentially responsible party ("PRP") regarding the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the DER discovered arsenic contamination in a shallow monitoring well adjacent to it. The Drum Service facility is a portion of the 57 acres constituting the Zellwood Site. The Company believes that Drum Service and its former sole shareholder were among approximately 25 entities and individuals identified as PRPs by the EPA.

          Between March 1990 and July 1996, the EPA issued various unilateral administrative orders and notices to Drum Service and various other PRPs. Those orders and notices demanded reimbursement from PRPs of approximately $2 million of the EPA's costs regarding the Zellwood Site and requested the PRPs to accept financial responsibility for additional clean-up efforts. During that time, the EPA estimated that the cost of the selected remedy for soil at the Zellwood Site would be approximately $1 million and the cost of the selected remedy for groundwater at the Zellwood Site would be approximately $5.1 million. Drum Service and the other PRPs did not agree to the EPA's demands or agree to fund any additional clean-up. In April 1997, the EPA issued an order unilaterally withdrawing its previous orders. Since that withdrawal order, the EPA has not taken any formal administrative or civil action against Drum Service or its former shareholder.

          Drum Service has maintained comprehensive general liability insurance coverage for over 25 years and has notified various insurers of the EPA's claims regarding the Zellwood Site. A number of those insurers' policies did not contain an exclusion for pollution. In 1992 Drum Service settled a claim with an insurer for an amount that covered a substantial portion of the costs Drum Service had incurred in dealing with the EPA and the DER. Drum Service has identified other umbrella liability policies for which coverage may also be available and has been approached by the insurer under two of those policies seeking a settlement. The Company does not know when, if ever, the EPA may make a claim against Drum Service regarding the Zellwood Site. Further, the Company cannot estimate the amount of any such claim or, in light of the existence of other PRPs, the extent of any liability of Drum Service. The Company and Drum Service will continue to determine the availability of additional insurance coverage for this matter.

          Possible Volatility of Stock. The Common Stock is quoted on The Nasdaq Stock Market, although no assurance can be given that an active trading market for the Common Stock will continue. The market price of the Common Stock may be subject to significant fluctuations from time to time in response to numerous factors, including variations in the reported financial results of the Company and changing conditions in the economy in general or in the Company's industry in particular. In addition, the stock markets experience significant price and volume volatility from time to time which may affect the market price of the Common Stock for reasons unrelated to the Company's performance.

          Shares Eligible for Future Sale. The market price of the Common Stock could be adversely affected by the sale of substantial amounts of Common Stock in the public market. As of March 17, 1998, 18,175,286 shares of Common Stock were issued and outstanding. Except for the shares of Common Stock acquired by affiliates of the Company, and the shares privately issued as consideration in certain acquisitions, the outstanding shares are generally freely tradeable.
The remaining outstanding shares of Common Stock were not issued in transactions registered under the Securities Act, may not be sold except in transactions registered under the Securities Act or pursuant to an exemption from registration, including the exemption contained in Rule 144 under the Securities Act. When these shares become saleable, the market price of the Common Stock could be adversely affected by the sale of substantial amounts of the shares in the public market.

          As of March 17, 1998 the Company also had outstanding options to purchase up to a total of 2,075,500 shares of Common Stock issued pursuant to the Company's 1996 Stock Option Plan (the "Plan"). The aggregate amount of Common Stock with respect to which options may be granted under the Plan may not exceed 15% of the Company's outstanding Common Stock, as determined on each date an option is granted. The Company has filed a Registration Statement on Form S-8 to register for public resale all the shares subject to these options.

          The effect, if any, of the availability for sale, or sale, of the shares of Common Stock eligible for future sale on the market price of the Common Stock prevailing from time to time is unpredictable, and no assurance can be given that the effect will not be adverse.

          Dividends. The Company intends to retain its earnings for continued development of its business and does not intend to pay cash dividends on the Common Stock in the foreseeable future. In addition, the Company's revolving credit facility includes, and any additional lines of credit established in the future may include, restrictions on the Company's ability to pay dividends without the consent of the lender.

          Year 2000 Compliant Information Systems. The Company uses software and related technologies throughout its businesses that will be affected by the so-called "Year 2000 problem." This problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information as the year 2000 approaches. The Company is in the process of modifying the software in its management information system so that all of such software will be Year 2000 compliant. The Company believes that it will be able to modify all such software in time to minimize any detrimental effects on operations. There can be no assurance, however, that the Company will timely complete such modifications. Other operational areas that may be affected by Year 2000 issues are being studied. Though it is not possible to accurately estimate the cost of this work, the Company expects that such costs will not be material to the
Company's financial position or results of operations.   Failure of the Company,
its vendors or its customers to have in place Year 2000 compliant systems could have a material adverse effect on the Company.

ITEM 2.   PROPERTIES


          At December 28, 1997, the Company operated 30 pallet facilities in 13 states. Of these facilities, 13 are owned by the Company and 17 are leased. Most of the Company's facilities offer more than one pallet-related service. The Company's corporate headquarters are located in Houston, Texas. The chart below summarizes the locations of the Company's facilities as of December 28, 1997:


                                                    NUMBER
                    STATE                        OF FACILITIES
                    -----                        -------------

                    Alabama............................. 1
                    Arkansas............................ 5
                    Arizona............................. 2
                    California.......................... 4
                    Florida............................. 2
                    Georgia............................. 2
                    Illinois............................ 1
                    North Carolina...................... 2
                    South Carolina...................... 1
                    Mississippi......................... 1
                    Texas............................... 7
                    Virginia............................ 1
                    Wisconsin........................... 1


          There are no major encumbrances on the titles to the Company's owned properties or to the Company's leasehold interests in any of the leased properties, except for liens on the Walterboro, South Carolina facility securing the payment of indebtedness incurred to finance that facility. The Company believes that its properties are generally adequate for its present needs. Further, the Company believes that suitable additional or replacement space will be available when required.

ITEM 3.   LEGAL PROCEEDINGS

          The Company has from time to time been a party to litigation arising in the normal course of its business; most of that litigation involves claims for personal injury or property damage incurred in connection with its operations. Management believes that none of these actions will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock has traded on The Nasdaq Stock Market since March 20, 1997, the date of the Offering, under the symbol "PALX." The following table sets forth the high and low sales prices for the Common Stock from March 20, 1997 through December 28, 1997. During 1997, the Company changed its fiscal year-end to the last Sunday of each December from the year ending on November 30.

                                                                       LOW     HIGH
                                                                     -------  -------
Second Quarter (from March 20, 1997 through June 1, 1997)            $  7.75  $ 10.25
Third Quarter from (June 2, 1997 through August 31, 1997)            $  9.63  $ 14.25
Fourth Quarter (from September 1, 1997 through December 28, 1997)    $11.125  $15.875

     On March 17, 1998, the last reported sale price of the Company's Common Stock on The Nasdaq Stock Market was $13 per share. On that date, there were 151 holders of record of the Common Stock.

     The Company intends to retain all of its earnings, if any, to finance the expansion of its business and for general corporate purposes, including future acquisitions, and does not anticipate paying any cash dividends on its Common Stock for the foreseeable future. In addition, the Company's revolving credit facility includes, and any additional lines of credit established in the future may include, restrictions on the Company's ability to pay dividends without the consent of the lender.

     On November 20, 1997, the Company issued 285,675 shares of its Common Stock as part of the consideration for the acquisition of Summers Pallet Manufacturing, Inc. ("Summers"). These shares of Common Stock were issued without registration under the Securities Act of 1933, amended (the "Securities Act"), in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA


     The following historical financial information should be read in conjunction with the audited historical Consolidated Financial Statements of PalEx, Inc. and Subsidiaries and the Notes thereto included in Item 8 "Financial Statements and Supplementary Data." The historical financial information for the fiscal years ended 1993 through 1997 reflects the historical statements of Fraser, the accounting acquiror, restated for the effects of the business combinations with Sonoma Pacific Company, Sheffield Lumber and Pallet Company Inc., New London Pallet, Inc., and Bay Area Pallet Company (the "Pooled Companies") accounted for as poolings-of-interests and the remaining Founding Companies and Summers Pallet Manufacturing, Inc. (the "Purchased Company") from their respective acquisitions dates.




                                                  FISCAL YEARS ENDED NOVEMBER 30,                               FISCAL YEAR ENDED
                                     ----------------------------------------------------------   TRANSITION        DECEMBER 28,
                                         1993           1994           1995           1996       PERIOD /(1)/           1997
                                     -------------  -------------  -------------  -------------  -------------  --------------------

                                                               (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)
INCOME STATEMENT DATA:
PALEX(2):
   Revenues                               $57,799        $71,423        $77,256        $96,047        $ 3,828    $ 162,848
   Gross profit                             9,228         10,734         12,292         16,057            707       26,606
   Selling, general and
    administrative expenses                 5,748          6,127          6,050          7,648            749       12,845
   Goodwill amortization                       --             --             --             --             --          447
   Income (loss) from operations            3,480          4,607          6,242          8,409            (42)      13,314

   Interest expense, net(3)                  (628)         ( 887)        (1,391)        (1,251)           (24)      (1,277)
   Net income (loss)                      $ 1,820        $ 2,506        $ 3,590        $ 5,676        $   (66)   $   7,152
                                          =======        =======        =======        =======        =======    =========

      Net income (loss) per share--
       diluted                            $   .30        $   .41        $   .59        $   .94        $  (.01)   $     .58
      Shares used in computing net
       income (loss) per share--
       diluted                          6,054,446      6,054,446      6,054,446      6,054,446      6,054,446   12,289,942
PRO FORMA(4):
   Revenues                                                                                                      $ 183,561
   Gross profit                                                                                                     31,301
   Selling, general and
    administrative expenses(5)                                                                                      14,411
   Goodwill amortization(6)                                                                                            735
   Income from operations                                                                                           16,155
   Interest income (expense),
    net(7)                                                                                                          (1,044)
   Net income                                                                                                    $   8,816
                                                                                                                 =========

   Net income per share                                                                                          $     .62
                                                                                                                 =========
   Shares used in computing pro
    forma net income per share(8)                                                                               14,233,277

                                                                   NOVEMBER 30,                    DECEMBER 28,
                                            -------------------------------------------------      ------------
                                            1993           1994           1995           1996           1997
                                            ----           ----           ----           ----           ----
BALANCE SHEET DATA:

PALEX
   Working capital                        $ 5,360        $ 2,386        $ 2,449        $ 3,340        $31,188
   Total assets                            25,594         35,471         36,430         37,129         96,562
   Total debt, including current
    portion                                12,080         17,232         17,089         11,222         24,573
   Stockholders' equity                     9,646         11,800         13,323         18,054         60,292

(1) Because the Company changed its fiscal year-end to the last Sunday of each December from the year ending on November 30, a one month transition period (the "Transition Period") beginning on December 1, 1996, and ending on December 31, 1996 is presented herein for comparability of financial statements between the periods presented.

(2) Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisition of Ridge and Interstate and one of the five Acquired Pallet Companies in 1997 were accounted for using the purchase method of accounting and are included in the results of operations from their respective dates of acquisition.

(3) Includes interest expense and other income (expense), net.

(4) The pro forma income statement data assume that the Offering and the acquisitions of four companies, three of which were accounted for as poolings-of-interests (the "Pooled Companies"), were closed on December 31, 1996, and are not necessarily indicative of the results the Company would have obtained had these events actually occurred at that time or of the Company's future results. The Founding Companies and the Pooled Companies were not under common control or management during the period presented above and, therefore, the data presented may not be comparable to or indicative of post-combination results to be achieved by the Company. The pro forma income statement data is based on preliminary estimates, available information and certain assumptions that management deems appropriate and should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Report on Form 10-K.

(5) The pro forma income statement data for the fiscal year ended December 28, 1997 includes approximately $1.5 million in pro forma reductions in salary and benefits of the former owners of the Founding Companies and the Pooled Companies to which they have agreed prospectively, and the effect of revisions of certain lease agreements between one of the Founding Companies and its stockholder.

(6) Reflects amortization of the goodwill recorded as a result of the acquisitions accounted for under the purchase method of accounting over a 30-year period.

(7) Includes interest income (expense) and other income (expense), net and reflects the reduction of interest expense attributed to the repayment of debt with proceeds from the Offering and the increase in interest expense attributed to incremental borrowings.

(8) Includes (i) 5,910,000 shares issued to the owners of the Founding Companies, (ii) 3,160,872 shares issued in connection with the acquisition of the Pooled Companies, (iii) 50,000 shares issued to the management of PalEx, (iv) 1,021,389 shares issued to Main Street Capital Partners, L.P.,
    (v) 3,000,000 shares sold in the Offering, (vi) 142,500 shares issued to the Founding Companies' profit sharing plans, (vii) 285,675 shares issued as part of the consideration for the acquisition of Summers and (viii) 662,841 weighted average shares attributable to those sold pursuant to the overallotment option and the stock option equivalent shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the financial statements and related notes thereto and "Item 6 - Selected Financial Data" appearing elsewhere in this Annual Report on Form 10-K. This Report includes, and any Form 10-Q or any Form 8-K of the Company or any other written or oral statements made by or on behalf of the Company may include, forward-looking statements reflecting the Company's current views with respect to future events and financial performance. The words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties to the Company, including (but not limited to) the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the anticipated or estimated results prove incorrect, actual results may vary materially from those anticipated or estimated. Although cautionary statements are made in this Report related to factors that may affect future operating results, a more detailed discussion of these factors is set forth above in "BUSINESS--Risk Factors."

     As described above in "BUSINESS -- Introduction," in February
1998, the Company acquired the Container Group in four separate acquisitions. Those acquisitions have resulted in the expansion of the Company's business to steel drum reconditioning and management services. Since these acquisitions occurred after 1997, the following discussion and analysis of the Company's financial condition and results of operations focuses on the Company's core business -- providing pallets and related services -- and does not address the business of the Container Group.

INTRODUCTION

     The Company's net revenues are derived from: (i) the manufacture and sale of new pallets; (ii) the repair, remanufacture and sale of recycled pallets and the provision of pallet management services; (iii) the manufacture and sale of ancillary products, including agricultural harvesting boxes and specialty bins, and lumber sales; and (iv) the sales of by-products, including landscape mulch and playground material.

     New pallets constitute one of two core product lines and accounted for approximately 69% of the Company's revenues for the fiscal year ended December 28, 1997. A substantial portion of the cost of a new pallet is lumber, and new pallet sales prices are strongly influenced by the cost, availability and type of lumber used. As a result, changes in lumber prices can significantly impact the Company's revenues and margins. New pallet manufacturing is generally considered to be a mature industry characterized by moderate growth rates.

     The repair, remanufacture and sale of recycled pallets and the provision of pallet management services, the Company's other core product line, accounted for approximately 24% of the Company's revenues for the fiscal year ended December 28, 1997. These activities are more labor intensive and require fewer raw materials than manufacturing new pallets. Recycling operations generally generate higher gross profits as a percentage of revenues.

     Ancillary product and lumber sales accounted for approximately 7% of the Company's revenues for the fiscal year ended December 28, 1997. Ancillary products include harvesting boxes and specialty bins used by the agricultural industry. These products are generally characterized by higher unit sales costs and higher gross margins than new or recycled pallets. Purchases of agricultural harvesting boxes and specialty bins represent significant capital expenditures to the Company's customers and can vary significantly from period to period. In addition, sales of agricultural harvesting boxes to the citrus industry in Florida materially declined from 1995 through 1997 as a result of competition from plastic agricultural containers. The Company expects this competition to continue.

     The sale of by-products (generally, landscape mulch and playground material produced by grinding unusable lumber and scrap) does not represent a significant portion of the Company's revenues for the fiscal year ended December 28, 1997. However, these products produce significant gross margins because the raw material costs have been recovered from the production of a core or ancillary product. In addition, the sale of by-product enables the Company to avoid disposal costs for unusable lumber and scrap.

     The Company recognizes revenue upon the delivery of a product or service to a customer. The Company does not generally maintain significant finished goods inventory. The costs in cost of sales are predominantly variable, such as the cost of lumber, labor, fasteners, transportation, equipment maintenance and utilities. Fixed costs in cost of sales include depreciation of equipment, supervisory labor and direct overhead. A significant number of the Company's production employees are paid on a production or 'piecework' basis, which the Company believes provides incentives for increased productivity.

     The Company manufactures and repairs pallets for CHEP and provides a variety of logistical services with respect to CHEP's existing pallet pool, including repair, storage and just-in-time delivery of pallets. CHEP currently does not manufacture or repair pallets. During the fiscal year ended December 28, 1997, approximately 35% of the Company's revenues were attributable to CHEP, with a majority of the revenue growth generated by six new facilities opened within the last three years, which are primarily dedicated to providing services to CHEP.

     Although the Company sells products to a broad range of industries, approximately 13% of the Company's pro forma revenues for the fiscal year ended December 28, 1997 were attributable to the agricultural industry in the southeastern and western regions of the U.S., with the citrus and produce industries constituting the largest component thereof. Revenue associated with these industries is highly seasonal, concentrated in the period from October through May. Moreover, severe weather, particularly during the harvesting seasons, may cause a reduction in demand from agricultural customers, adversely affecting the Company's revenues and results of operations. For example, freezing weather in south Florida during January 1997 adversely impacted the product harvest, thereby reducing the demand for pallets. Adverse weather conditions may also affect the Company's raw material costs. Throughout 1997, the Company experienced higher lumber costs from increased demand and the impact of wet weather on the harvesting of hardwood timber.

RESULTS OF OPERATIONS

     Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisition of Ridge and Interstate and one of the five Acquired Pallet Companies in 1997 were accounted for using the purchase method of accounting.

     Subsequent to the acquisition of the Founding Companies and the Offering, PalEx acquired four additional companies which were accounted for as poolings-of-interests. On August 1, 1997 the Company completed the acquisitions of Sheffield and Sonoma Pacific. On October 14, 1997 and October 31, 1997 the Company completed the acquisitions of New London Pallet, Inc. and Bay Area Pallet Company, respectively. The Company's historical financial statements reflect the retroactive restatement for these poolings.

     On November 20, 1997 the Company acquired substantially all of the assets of Summers in a transaction accounted for as a purchase. The Company's results of operations for the fiscal year ended December 28, 1997 include the results of Summers from the date of acquisition.

     The Founding Companies and the Acquired Pallet Companies acquired in 1997 have been managed prior to their acquisition by PalEx as independent private companies, and these companies used different tax structures, which influenced, among other things, their historical levels of owner's compensation. Selling, general and administrative expenses for the periods presented are therefore impacted by the amount of compensation and related benefits that the former owners and certain key employees received from their respective businesses during these periods. These former owners and key employees have agreed to certain reductions in salaries and benefits in connection with the founding of the Company or the acquisition of their businesses by the Company.

     The following historical financial information reflects the historical financial statements of Fraser, the accounting acquiror, restated for the effects of the business combinations with the Pooled Companies accounted for as poolings-of-interests and the remaining Founding Companies and the Purchased Company from their respective acquisition dates. The historical financial information for the Pooled Companies for the years ended December 31, 1995 and 1996 have been included in the Company's consolidated financial statements for the years ended November 30, 1995 and 1996.


     The following table sets forth certain selected financial data of the Company and that data as a percentage of the Company's revenues for the periods indicated (dollars in thousands):


                                                    YEAR ENDED
                             --------------------------------------------------------
                             NOVEMBER 30,1995   DECEMBER 30, 1996   DECEMBER 28, 1997
                             ----------------   -----------------   -----------------
Revenues                      $77,256   100.0%  $96,047    100.0%   $162,848   100.0%
Cost of goods sold             64,964    84.1    79,990     83.3     136,242    83.7
                              -------   -----   -------    -----    --------   -----
Gross profit                   12,292    15.9    16,057     16.7      26,606    16.3

Selling, general and
  Administrative Expenses       6,050     7.8     7,648      8.0      12,845     7.9
Goodwill Amortization              --      --        --       --         447      .3
                              -------   -----   -------    -----    --------   -----
Income from Operations          6,242     8.1     8,409      8.7      13,314     8.1
Interest expense               (1,629)   (2.1)   (1,210)    (1.3)     (1,150)    (.7)
Other income (expense),net        238      .3       (41)      --        (127)     --
                              -------   -----   -------    -----    --------   -----
Income before Taxes             4,851     6.3     7,158      7.4      12,037     7.4
Income taxes                    1,261     1.6     1,482      1.5       4,885     3.0
                              -------   -----   -------    -----    --------   -----
Net income                    $ 3,590     4.7%  $ 5,676      5.9%      7,152     4.4%
                              =======   =====   =======    =====    ========   =====

Year Ended December 28, 1997 Compared to Year Ended November 30, 1996

     Revenues increased $66.8 million, or 69.6%, to approximately $162.8 million from $96.0 million. Of this increase, approximately $45.4 million is primarily attributable to the acquisition of Ridge and Interstate and approximately $21.4 million is attributable to an increase in new pallet sales.

     Gross profit as a percentage of revenues remained relatively unchanged at 16.3% for the year ended December 28, 1997 compared to 16.7% for the year ended November 30,1996. The lumber component of product cost is subject to the influence of weather and general economic conditions, the operation of lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. The slight decrease in gross profit is partially attributable to increased lumber costs for the year, which costs the Company partially passes on to its customer.

     Selling, general and administrative expenses increased 67.9% to $12.8 million in 1997 from $7.6 million in 1996 and were 7.9% and 8.0% of revenues, respectively. The amount of increase was primarily attributable to increased costs associated with being a public company and with the acquisitions of Ridge, Interstate and Summers.

     Interest expense remained relatively unchanged in 1997 at approximately $1.2 million.

     Fraser recorded a charge to income tax expense of approximately $488,000 representing deferred income taxes at the time of the Offering which were not previously recorded because of Fraser's status under Subchapter S of the Internal Revenue Code. Federal and state income taxes have been provided on earnings of Fraser and the Pooled Companies for the entire year and on the earnings of Ridge, Interstate and the Purchased Company from their dates of acquisition.

     As a result of the foregoing, net income for 1997 increased approximately $1.5 million to $7.2 million from $5.7 million in 1996.

Year Ended November 30, 1996 Compared to November 30, 1995

     Revenues increased $18.7 million, or 24.2%, to $96.0 million in 1996 from $77.3 million in 1995. This increase was primarily attributable to the five plants opened or acquired in 1995 and a new plant opened in 1996.

     Gross profit as a percentage of revenues increased to 16.7% in 1996 from 15.9% in 1995. This increase was generally attributable to growth in repair and recycling operations, which are characterized by lower raw material costs as a percentage of revenue and which generally have higher margins than new pallet operations. Gross profit increased 30.6% to $16.1 million in 1996 from $12.3 million in 1995, primarily as a result of increased revenues associated with the six new facilities.

     Selling, general and administrative expenses increased 26.4% to $7.6 million in 1996 from $6.1 million in 1995. The increase was generally attributable to additional costs associated with the facilities opened or acquired during both periods and increases in officers' compensation in 1996.

     Interest expense declined to $1.2 million in 1996 from $1.6 million in 1995 as a result of the net repayments of debt.

     As a result of the foregoing, net income increased to $5.7 million in 1996 from $3.6 million in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     On March 25, 1997, PalEx completed the Offering, which involved the sale of 3,000,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to PalEx from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $20.5 million. Of this amount, $1.2 million was used to pay the cash portion of the purchase prices relating to the acquisitions of the Founding Companies with the remainder being used to repay certain indebtedness of the Founding Companies. On April 22, 1997, the Company sold an additional 450,000 shares of Common Stock at a price to the public of $7.50 per share (generating net proceeds to the Company of $3.1 million after underwriting discounts and commissions) pursuant to exercise of an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds were used to repay debt borrowed under the 1997 Credit Facility.

     On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "1997 Credit Facility"). The 1997 Credit Facility provided the Company with an unsecured revolving credit line of up to $35 million to be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies and the Acquired Pallet Companies, future acquisitions, capital expenditures and working capital. The 1997 Credit Facility was increased on January 29, 1998. This expanded credit facility (the "Credit Facility") provides the Company with a revolving line of credit of up to $125 million and is secured by a pledge of the shares of stock of the Company's subsidiaries. Advances under the Credit Facility bear interest at the bank's designated variable rate plus margins ranging from -50 to +25 basis points, depending on the ratio of the Company's interest-bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London Interbank Offering Rate ("LIBOR") plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The Credit Facility will terminate, and all amounts outstanding thereunder, if any, will be due and payable on January 29, 2003. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. The approximate level of borrowings available under the Credit Facility at March 18, 1998 was $47 million.

     The Company intends to continue to pursue acquisitions. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. The Company expects to fund future acquisitions primarily through a combination of issuances of additional equity, working capital, cash flow from operations and borrowings, including the unused portion of the Credit Facility. To the extent new sources of financing are necessary to fund future acquisitions, there can be no assurance that the Company can secure such additional financing if and when it is needed or on terms acceptable to the Company.

SEASONALITY

     The pallet manufacturing business can be subject to seasonal variations in operations and demand. The Company has a significant number of agricultural customers, and typically experiences the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May) , with significantly lower demand in the summer months. Yearly results can fluctuate significantly in the agricultural regions depending on the size of the citrus and produce harvests, which, in turn, largely depend on the occurrence and severity of freezing weather and changes in rainfall. The Company's locations serving predominantly manufacturing and industrial customers experience less seasonality. Management believes that the effects of such seasonality will diminish as the Company grows and expands its customer base both internally and through acquisitions.

     Adverse weather conditions may affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost and the demand for its products. For example, the Company experienced higher lumber costs resulting from high demand and the impact of wet weather on the harvesting of both hardwood and pine timber during 1997. Additionally, freezing weather conditions in south Florida during January 1997 adversely impacted the produce harvest, thereby reducing the demand for new pallets for the remainder of the 1997 harvest.

YEAR 2000 ISSUES

     The Company uses software and related technologies throughout its businesses that will be affected by the so-called "Year 2000 problem." This problem, which is common to most businesses, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date-sensitive information as the year 2000 approaches. The Company is in the process of modifying the software in its management information system so that all of such software will be Year 2000 compliant. The Company believes that it will be able to modify all such software in time to minimize any detrimental effects on operations. There can be no assurance, however, that the Company will timely complete such modifications. Other operational areas that may be affected by Year 2000 issues are being studied. Though it is not possible to accurately estimate the cost of this work, the Company expects that such costs will not be material to the Company's financial position or results
of operations.   Failure of the Company, its vendors or its customers to have in place Year 2000 compliant systems could have a material adverse effect on the Company.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14(a) 1 for information required for this item.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

     The information called for in Part III of this Form 10-K is incorporated by reference from the Company's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than April 27, 1998 (120 days after the end of the Company's fiscal year).


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements:

          PALEX, INC. AND SUBSIDIARIES:

          Report of independent public accountants
          Consolidated balance sheets at November 30, 1996 and December 28, 1997 Consolidated statements of operations for the years ended
               November 30, 1995 and 1996 and December 28, 1997, and for the one-month period ended December 31, 1996
          Consolidated statements of changes in stockholders' equity for the years ended November 30, 1995 and 1996 and December 28, 1997, and for the one-month period ended December 31, 1996
          Consolidated statements of cash flows for the years ended
               November 30, 1995 and 1996 and December 28, 1997, and for the one-month period ended December 31, 1996
          Notes to consolidated financial statements

          RIDGE PALLETS, INC.:

          Report of independent public accountants
          Balance sheets at July 30, 1995 and July 28, 1996
          Statements of income for the years ended July 30, 1995 and
               July 28, 1996 and for the eight months ended March 31, 1997
          Statement of changes in stockholders' equity for the years ended July
               30, 1995 and July 28, 1996 and for the eight months ended
               March 31, 1997
          Statement of cash flows for the years ended July 30, 1995 and July 28,
               1996 and for the eight months ended March 31, 1997
          Notes to financial statements

          PALEX, INC.:

          Report of independent public accountants
          Balance sheet at November 30, 1996
          Statements of income for the period from inception (January 8, 1996)
               to November 30, 1996 and for the four months ended March 31, 1997 Statements of changes in stockholders' equity for the period from inception (January 8, 1996) through November 30, 1996 and for the four months ended March 31, 1997

          Notes to financial statements

     2.   Financial Statement Schedules:

          All financial statement schedules are omitted because they are not required or the required information is shown in the Company's Consolidated Financial Statements or the Notes thereto.

     3.   Exhibits:

 EXHIBIT
   NO.                               DESCRIPTION
                                     -----------
3.1/(1)/    Amended and Restated Certificate of Incorporation

3.2/(1)/    Bylaws

4.1/(1)/    Specimen Common Stock Certificate

10.1/(1)/   Agreement and Plan of Reorganization and Merger dated as of December
            20, 1996 between PalEx, Inc. and Ridge Pallets, Inc.

10.2/(1)/   Agreement and Plan of Reorganization and Merger dated as of December
            20, 1996 between PalEx, Inc. and Fraser Industries, Inc.

10.3/(1)/   Agreement and Plan of Reorganization and Merger dated as of December
            20, 1996 between PalEx, Inc. and Interstate Pallet Co., Inc.

10.4/(2)/   Agreement and Plan of Reorganization, dated as of August 1, 1997, by and among PalEx, Inc., Sheffield Acquisition, Inc., Sheffield Lumber and Pallet Company, Inc. and the Stockholders named therein.

10.5/(2)/   Agreement and Plan of Reorganization, dated as of August 1, 1997, by and among PalEx, Inc., Sonoma Pacific Acquisition, Inc., Sonoma
            Pacific Company and the Stockholders named therein.

10.6/(2)/   Agreement and Plan of Reorganization, dated as of August 1, 1997, by and among PalEx, Inc., Sonoma Pacific Company, Salinas Pacific
            Company and the Stockholders named therein.

10.7/(2)/   Real Estate Purchase Agreement, dated as of August 1, 1997, by and among PalEx, Inc., Sonoma Pacific Company, Robert D. Ekedahl and
            Diana F. Ekedahl, as Trustees of the Ekedahl 1981 Revocable Trust, and Gregg Gibson, as Tenants in Common.

10.8/(3)/   Asset Purchase Agreement, dated as of February 12, 1998, by and among PalEx, Inc., Container Services Company NW Acquisition, Inc.,
            Container Services Company SW Acquisition, Inc., Consolidated Drum
            Reconditioning Co., Inc., CDRCo HC, LLC, CDRCo NW, LLC, CDRCo SW,
            LLC, Joseph Cruz and Philip Freeman.

10.9/(3)/   Acquisition Agreement and Plan of Reorganization, dated as of
            February 23, 1998, by and among PalEx, Inc., Acme Acquisition, Inc.,
            Acme Barrel Company, Inc. and the stockholders named therein.

10.10/(3)/  Acquisition Agreement and Plan of Reorganization, dated as of
            February 23, 1998, by and among PalEx, Inc., Acme Barrel Company, Inc., ESP Realty Corp., Inc. and the Elliot Pearlman Living Trust u/t/a dated July 2, 1996.

10.11/(3)/  Acquisition Agreement and Plan of Reorganization, dated as of
            February 23, 1998, by and among PalEx, Inc., Western Container Acquisition, Inc., Environmental Recyclers of Colorado Inc. and the individual optionees named therein.

10.12/(3)/  Acquisition Agreement, dated as of February 23, 1998, by and among
            PalEx, Inc., Western Container Acquisition, Inc. and Barton A. Kaminsky.

10.13/(1)/  Form of Employment and Noncompetition Agreement (the terms of each agreement are identical except that each of Messrs. Holland, Fletcher, Fraser and Sykes have a $125,000 annual salary and Messrs. Maultsby and Rhyne have annual salaries of $175,000 and $152,000, respectively) #

10.14/(1)/  Form of Officer and Director Indemnification Agreement

10.15/(1)/  PalEx, Inc. 1996 Stock Option Plan #

10.16/(4)/  Credit Agreement dated as of March 25, 1997 between PalEx, Inc. and
            Bank One, Texas, N.A.

10.17/(4)/  Form of Guaranty entered into by the Company's subsidiaries in favor of Bank One, Texas, N.A.

10.18 Credit Agreement dated as of January 29, 1998 among PalEx, Inc., the lenders party thereto and BankOne, Texas, N.A.

10.19 Form of Guaranty entered into by the Company's subsidiaries in favor of Bank One, Texas, N.A.

11.1        Statement regarding computation of net income (loss) per share

21.1        List of subsidiaries of PalEx, Inc.

23.1        Consent of Arthur Andersen LLP

27.1        Financial Data Schedule

________________________________
(1) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-18683).

(2) Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K (Commission File No. 000-22237) as filed with the Commission on August 7, 1997.

(3) Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K (Commission File No. 000-22237) as filed with the Commission on February 27, 1998.

(4) Incorporated by reference from the exhibits to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22237) for the fiscal quarter ended June 1, 1997, as filed with the Commission on July 14, 1997.

#           Management Contract

(b)         Reports on Form 8-K:

            On October 15, 1997, the Company filed an amendment to its Current Report on Form 8-K dated August 1, 1997. Such amendment contained certain financial statements and pro forma financial information related to the acquisitions of Sheffield Lumber & Pallet Company, Inc. and Sonoma Pacific Company as required by Regulation S-X.

            On November 24, 1997, the Company filed a Current Report on Form 8-K disclosing the change of fiscal year from a fiscal year ending on the last Sunday of each November to a fiscal year ending on the last Sunday of each December.

                                  SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 27, 1998.

                  PALEX, INC.

                  By:  /s/ Vance K. Maultsby, Jr.
                       --------------------------
                       Vance K. Maultsby, Jr.
                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

/s/ Vance K. Maultsby, Jr.  President and Chief Executive         March 27, 1998
--------------------------  Officer (Principal Executive
Vance K. Maultsby, Jr.      Officer)


/s/ Casey A. Fletcher       Chief Accounting Officer              March 27, 1998
--------------------------  (Principal Financial and
Casey A. Fletcher            Accounting Officer)


/s/ Tucker S. Bridwell      Director                              March 27, 1998
--------------------------
Tucker S. Bridwell


/s/ A. Joseph Cruz          Director                              March 27, 1998
--------------------------
A. Joseph Cruz


/s/ John E. Drury           Director                              March 27, 1998
--------------------------
John E. Drury


/s/ Troy L. Fraser          Director                              March 27, 1998
--------------------------
Troy L. Fraser


/s/ A.E. Holland            Director                              March 27, 1998
--------------------------
A.E. Holland


/s/ Sam W. Humphreys        Director                              March 27, 1998
--------------------------
Sam W. Humphreys


/s/ Elliot S. Pearlman      Director                              March 27, 1998
--------------------------
Elliot S. Pearlman


/s/ Stephen C. Sykes        Director                              March 27, 1998
--------------------------
Stephen C. Sykes

                         INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

PALEX, INC. AND SUBSIDIARIES

  Report of Independent Public Accountants..............................     F-2
  Consolidated Balance Sheets...........................................     F-3
  Consolidated Statements of Operations.................................     F-4
  Consolidated Statements of Changes in Stockholders' Equity............     F-5
  Consolidated Statements of Cash Flows.................................     F-6
  Notes to Consolidated Financial Statements............................     F-7

RIDGE PALLETS, INC.

  Report of Independent Public Accountants..............................    F-21
  Balance Sheets........................................................    F-22
  Statements of Income..................................................    F-23
  Statements of Changes in Stockholders' Equity.........................    F-24
  Statements of Cash Flows..............................................    F-25
  Notes to Financial Statements.........................................    F-26

PALEX, INC.

  Report of Independent Public Accountants..............................    F-34
  Balance Sheet.........................................................    F-35
  Statements of Income..................................................    F-36
  Statements of Changes in Stockholders' Equity.........................    F-37
  Notes to Financial Statements.........................................    F-38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of PalEx, Inc.:

     We have audited the accompanying consolidated balance sheets of PalEx, Inc. (a Delaware corporation) and subsidiaries as of November 30, 1996 and December 28, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended November 30,1995 and 1996, and December 28, 1997, and the one month period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PalEx, Inc. and subsidiaries, as of November 30, 1996 and December 28, 1997, and the results of their operations and their cash flows for the years ended November 30, 1995 and 1996, and December 28, 1997, and the one month period ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1998

                         PALEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                                                               NOVEMBER 30,   DECEMBER 28,
                           ASSETS                                  1996           1997
                                                               -------------  ------------
CURRENT ASSETS
   Cash and cash equivalents                                        $   666        $ 5,131
   Accounts receivable, net of allowances of $178 and $465            6,666         13,158
   Inventories                                                        7,378         18,156
   Deferred income taxes                                                417            782
   Prepaid expenses and other current assets                            130          2,127
                                                                    -------        -------
                Total current assets                                 15,257         39,354
PROPERTY, PLANT AND EQUIPMENT, net                                   20,057         30,882
GOODWILL, net of accumulated amortization of $0 and $447                 36         24,830
OTHER ASSETS                                                          1,779          1,496
                                                                    -------        -------
                 Total assets                                       $37,129        $96,562
                                                                    =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
    CURRENT LIABILITIES
     Line of Credit                                                 $   865        $    --
     Current maturities of long-term debt                             1,669             73
     Notes payable to related parties                                 2,980             --
     Accounts payable                                                 2,505          3,804
     Accrued expenses                                                 3,898          2,954
     Income taxes payable                                                --          1,335
                                                                    -------        -------
                Total current liabilities                            11,917          8,166
LONG-TERM DEBT, net of current maturities                             5,708         24,500
DEFERRED REVENUE                                                        421            568
DEFERRED INCOME TAXES                                                 1,029          3,036
COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
  Common Stock, $.01 par value; 30,000,000
     shares authorized; 6,054,446 and 14,020,436
     shares outstanding                                                  60            140
  Capital in excess of par value                                      5,350         52,804
  Retained earnings                                                  13,520          7,348
  Less 250 and 0 treasury shares at cost                               (876)            --
                                                                    -------        -------
                 Total stockholders' equity                          18,054         60,292
                                                                    -------        -------
                 Total liabilities and stockholders' equity         $37,129        $96,562
                                                                    =======        =======


                      The accompanying notes are an integral part of these consolidated financial statements

                         PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)

                                                                          One Month
                                                                        Period Ended    Year Ended
                                              Year Ended November 30,   December 31,   December 28,
                                             -------------------------  ------------   ------------
                                                 1995         1996         1996            1997
                                             ------------  -----------  ------------   ------------
REVENUES                                      $   77,256   $   96,047   $    3,828    $   162,848
COST OF GOODS SOLD                                64,964       79,990        3,121        136,242
                                              ----------   ----------   ----------    -----------
   Gross Profit                                   12,292       16,057          707         26,606
SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES                         6,050        7,648          749         12,845
GOODWILL AMORTIZATION                                 --           --           --            447
                                              ----------   ----------   ----------    -----------
   Income (loss) from operations                   6,242        8,409          (42)        13,314
INTEREST EXPENSE                                  (1,629)      (1,210)         (25)        (1,150)
OTHER INCOME (EXPENSE), NET                          238          (41)           1           (127)
                                              ----------   ----------   ----------    -----------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                                  4,851        7,158          (66)        12,037

PROVISION FOR INCOME TAXES                         1,261        1,482           --          4,885
                                              ----------   ----------   ----------    -----------
NET INCOME (LOSS)                             $    3,590   $    5,676   $      (66)   $     7,152
                                              ==========   ==========   ==========    ===========

Net Income (loss) per share                         $.59         $.94        $(.01)          $.60
                                              ==========   ==========   ==========    ===========
Net Income (loss) per share - Diluted               $.59         $.94        $(.01)          $.58
                                              ==========   ==========   ==========    ===========
Shares used in computing net income
 (loss) per share                              6,054,446    6,054,446    6,054,446     11,937,274
                                              ==========   ==========   ==========    ===========
Shares used in computing diluted net
   income (loss) per share                     6,054,446    6,054,446    6,054,446     12,289,942
                                              ==========   ==========   ==========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In thousands)



                                                       Common Stock    Capital in                            Total
                                                    ----------------   Excess of   Retained   Treasury   Stockholders'
                                                    Shares    Amount   Par Value   Earnings     Stock        Equity
                                                    ------    ------   ----------  --------   --------   -------------
BALANCE, November 30, 1994                           6,054      $ 60   $ 3,161    $  8,514   $     --       $ 11,735
Distributions to stockholders, net                      --        --        --      (2,042)        --         (2,042)
Capital contributions equal to the
 current income taxes of
 S corporations                                         --        --       860          --         --            860
Purchase treasury shares                                                                         (876)          (876)
Net income                                              --        --        --       3,590         --          3,590
                                                    ------      ----   -------    --------   --------       --------
BALANCE, November 30, 1995                           6,054        60     4,021      10,062       (876)        13,267
Distributions to Stockholders, net                      --        --        --      (2,218)        --         (2,218)
Capital contributions equal to the
   current income taxes of
   S Corporations                                       --        --     1,329          --         --          1,329
Net income                                              --        --        --       5,676         --          5,676
                                                    ------      ----   -------    --------   --------       --------
BALANCE, November 30, 1996                           6,054        60     5,350      13,520       (876)        18,054
Issuance of Common Stock:
     Shares issued to profit sharing plans             143         1       800          --         --            801
     Public offering, net of offering costs          3,450        35    23,529          --         --         23,564
     Acquisition of Founding Companies               4,087        41    17,228          --         --         17,269
     Acquisition of Purchased Company                  286         3     4,457          --         --          4,460
Retire treasury shares                                  --        --        --        (876)       876             --
Capital contributions                                   --        --       231          --         --            231
Capital contributions equal to the current
 income taxes of S Corporations                         --        --     1,209          --         --          1,209

Distributions to stockholders, net                      --        --        --     (12,382)        --        (12,382)
Net loss for the one-month period ended
 December 31, 1996                                      --        --        --         (66)        --            (66)
Net income, year ended December 28,
   1997                                                 --        --        --       7,152         --          7,152
                                                    ------      ----   -------  ----------   --------       --------

BALANCE, December 28, 1997                          14,020      $140   $52,804    $  7,348   $     --       $ 60,292
                                                    ======      ====   =======    ========   ========       ========


The accompanying notes are an integral part of these consolidated financial statements

                         PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)



                                                                                              One Month
                                                        Year Ended November 30,             Period Ended     Year Ended
                                                        -----------------------              December 31,   December 28,
                                                        1995               1996                  1996           1997
                                                        ----               ----                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                 $ 3,590      $ 5,676                 $ (66)       $  7,152
Net loss for Fraser for the one
   month transition period                                      --           --                    --             (66)
Adjustments to reconcile net income (loss) to
  net cash provided by operating
  activities:
     Depreciation and amortization                           2,650        2,165                    99           4,607
     Loss on Sale of property, plant and equipment              --           --                    --             353

     Capital contributions equal to the current
      income taxes of S corporations                           860        1,329                    --           1,209
     Deferred tax provision                                    130          (51)                   --             (33)
     Changes in operating assets and liabilities -
       net of business acquisitions
      Accounts receivable                                     (569)         648                  (387)           (758)
      Inventories                                              389          214                  (486)         (5,412)
      Prepaids and other current assets                        (33)         112                    80          (1,813)
          Other assets                                        (501)         148                     1           1,164
     Accounts payable                                          441          179                   434             (70)
     Accrued expenses                                         (878)       1,468                  (402)         (2,693)
     Accrued taxes                                              --           --                    --           1,335
     Deferred income                                           114          (78)                   (2)            147
                                                           -------      -------                 -----        --------
Net cash provided by (used in) operating activities          6,193       11,810                  (729)          5,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                   (3,331)      (4,063)                  (92)         (7,683)
Cash paid for the Founding Companies and
   Purchased Company, net of cash acquired                      --           --                    --          (4,607)
                                                           -------      -------                 -----        --------
Net cash used in investing activities                       (3,331)      (4,063)                  (92)        (12,290)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on lines of credit                               (308)      (3,435)                   --            (865)
Net proceeds (payments) on notes payable to
    related party                                             (280)         555                    --          (2,980)
Proceeds from debt                                           1,010        2,656                   821          32,246
Payments on debt                                              (565)      (5,643)                   --         (27,950)
Net proceeds from issuance of common stock                      --           --                    --          23,564
Distributions to stockholders, net                          (2,042)      (2,218)                   --         (12,382)
Purchase of treasury shares                                   (876)          --                    --              --
                                                           -------      -------                 -----        --------
Net cash provided by (used in) financing activities         (3,061)      (8,085)                  821          11,633
NET INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                                         (199)        (338)                   --           4,465
 CASH AND CASH EQUIVALENTS, beginning of
     period                                                  1,203        1,004                    --             666
CASH AND CASH EQUIVALENTS, end of
     period                                                $ 1,004      $   666                 $  --        $  5,131
                                                           =======      =======                 =====        ========
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
          Cash paid for interest                           $ 1,585      $ 1,275                 $  25        $  1,088
                                                           =======      =======                 =====        ========
          Cash paid for income taxes                       $    28      $   646                 $  --        $  1,768
                                                           =======      =======                 =====        ========


                      The accompanying notes are an integral part of these consolidated financial statements

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


1.   BUSINESS AND ORGANIZATION

          PalEx, Inc. ("PalEx" or the "Company") was founded in January 1996 to create a nationwide provider of pallet products and related services. On March 25, 1997, concurrently with the closing of PalEx's initial public offering (the "Offering") of its common stock, par value $.01 per share (the "Common Stock"), PalEx and separate wholly owned subsidiaries of PalEx acquired, in separate transactions (the "Acquisitions"), the following three businesses: Fraser Industries, Inc. ("Fraser"), Ridge Pallets, Inc. ("Ridge"), and Interstate Pallet Co., Inc. ("Interstate"), collectively referred to as the "Founding Companies." The consideration for the acquisitions of the Founding Companies consisted of a combination of cash and Common Stock.

          Subsequent to the acquisition of the Founding Companies and the Offering and during fiscal 1997, PalEx acquired five additional companies, four of which were accounted for as poolings-of-interests (the "Pooled Companies"). The historical consolidated financial statements have been retroactively restated for the acquisitions of the Pooled Companies.

          The Company's headquarters are in Houston, Texas, with significant manufacturing operations located in Texas, California, Florida and North Carolina. Sales are made throughout the United States with significant concentrations in the southeastern and western regions of the United States serving primarily agricultural customers. Revenues related to these customers are highly seasonal, occurring primarily during the harvesting season.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

          Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisitions of Ridge, Interstate and Summers Pallet Manufacturing, Inc. ("Summers" or the "Purchased Company") were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and liabilities assumed has been assigned and recorded based on estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. The accompanying consolidated financial statements present Fraser combined with the Pooled Companies for all periods, and include Ridge and Interstate from March 31, 1997 and Summers from November 20, 1997, their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

          The Pooled Companies previously reported on a calendar year-end. As such, the accounts of these companies for their 1995 and 1996 calendar years have been consolidated with the accounts of PalEx as of and for the years ended November 30, 1995 and 1996.

Fiscal Year

          During 1997, PalEx changed its year-end to the last Sunday in the calendar year from November 30. Accordingly, it maintains its accounting records using a 52/53 week year ending on the last Sunday in December. Each quarter contains 13 weeks, unless otherwise noted. The accompanying consolidated financial statements include the statement of operations and cash flows for the one month period ended December 31, 1996, representing the income and cash flows of Fraser, the accounting acquiror, for this one month transition period.

Cash and Cash Equivalents

          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

          Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis or by specific identification. The cost of finished goods inventory includes direct materials, direct labor and overhead.

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


Property, Plant and Equipment

          Property, plant, and equipment are carried at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The Company's capital leases are insignificant. The straight-line method of depreciation is utilized for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

          Expenditures for maintenance and repairs are charged to expense as incurred. Additions and major replacements or betterments that increase capacity or extend useful lives are added to the cost of the asset. Upon sales or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in other income (expense), net.

          In 1996 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." SFAS No. 121 establishes the recognition and measurement standards related to the impairment of long lived assets. The Company periodically assesses the realizability of its long-term assets pursuant to the provisions of SFAS No. 121. Based on the Company's analysis of the undiscounted future cash flows for its long-term assets, no impairments would have been recognized under SFAS No. 121.

Income Taxes

          The Company uses the liability method of accounting for income taxes, wherein, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

          The stockholders of Fraser and three of the four Pooled Companies elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code prior to their acquisition by the Company. Under these provisions, these companies did not pay federal and certain state income taxes. Instead, these companies' respective stockholders paid income taxes on their proportionate shares of the Companies' net earnings. The S Corporation status of Fraser and the Pooled Companies was terminated effective with the combination with PalEx, and the Company is now subject to federal income taxes. The Company recorded a charge to income tax expense of approximately $488,000 on March 25, 1997, representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S.

          For purposes of these consolidated financial statements, federal and state income taxes have been provided for the net income of the Pooled Companies as if these companies had filed C Corporation tax returns for the preacquisition periods. The current income tax expense of the Pooled Companies is reflected in the consolidated financial statements in the provision for income taxes and as an increase to capital in excess of par value.

Revenue Recognition

          The Company recognizes revenue upon delivery of the product to the customer.

Fair Value of Financial Instruments

          SFAS No, 107, "Disclosures About Fair Values of Financial Instruments," and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying value of the Company's financial instruments approximates fair value.

                         PALEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Use of Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. The Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the effect of any necessary adjustments prior to their publication. Adjustments made with respect to the use of estimates often relate to improved information not previously available. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of financial statements.

Earnings Per Share

          In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." The Company adopted SFAS No. 128 for the year ended December 28, 1997. SFAS No. 128 simplifies the standards required under current accounting rules for computing earnings per share and replaces the presentation of primary net income per share and fully diluted net income per share with a presentation of basic net income per share ("Net income per share") and diluted net income per share ("Net income per share - diluted"). Net income per share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income per share - diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Net income per share - diluted is computed similarly to fully diluted net income per share under previous accounting rules.

          Net income per share was computed using 6,054,446 shares (the aggregate number of shares attributable to Fraser and the shares issued in acquisitions accounted for under the pooling-of-interests method) for the years ended November 30, 1995 and 1996. Net income per share for the year ended December 28, 1997 was computed using, in addition to the aforementioned shares, 6,235,496 shares issued in consideration for the acquisition of Ridge, Interstate and Summers, the shares issued pursuant to the Offering and overallotment option, shares issued to Main Street Capital Partners, L.P. and to PalEx management and shares issued to the profit sharing plans of the Founding Companies. These shares were considered to be outstanding from their date of issuance. Net income per share - diluted differs from the net income per share computation due to the inclusion of stock options that were dilutive.

Concentrations of Risk

          Materials

          Pallet prices are closely related to the changing costs and availability of lumber, the principal raw material used in the manufacture and repair of wooden pallets. Lumber supplies and costs are affected by many factors including weather, governmental regulation of logging on public lands, lumber agreements between Canada and the United States and competition from other industries that use similar grades and types of lumber.

          Markets

          Markets for pallet manufacturing and repair services are highly fragmented and competitive. Pallet manufacturing and recycling operations are not capital-intensive and barriers to entry in such businesses are minimal.

          Customers

          The Company sells to customers with local, regional and national operations in many different industries and geographical locations. Of such customers, one customer accounted for approximately 16 percent, 31 percent and 35 percent of the Company's consolidated revenues in 1995, 1996 and 1997, respectively. As of December 28, 1997, this customer had an outstanding accounts receivable balance which represented approximately 11 percent of the Company's total accounts receivable.

Recent Accounting Pronouncements

          In June 1997, SFAS No. 131, "Disclosures About Segments Of An Enterprise and Related Information," was issued, establishing standards for public enterprises to disclose certain information about operating segments and related disclosures about products and services, geographic areas and significant customers. The Company will adopt this pronouncement in 1998 in accordance with the implementation requirements. Management believes the adoption will not have a material impact on the Company's financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   BUSINESS COMBINATIONS

Poolings

          In the third and fourth quarters of 1997, the Company acquired all of the outstanding stock of the Pooled Companies in exchange for 3,160,742 shares of Common Stock. These companies produce and repair wooden pallets. These acquisitions have been accounted for under the pooling-of-interests method of accounting.

          The following table summarizes the restated consolidated revenues, net income and per share data of the Company after giving effect to these transactions (in thousands, except per share data):

                                  For the Years Ended November 30,
                                ------------------------------------
                                      1995                1996
                                ----------------    ----------------
                                           Net                 Net
                                Revenues  Income    Revenues  Income
                                --------  ------    --------  ------
Revenues and net income -
 As previously reported          $30,135   $1,923    $49,282   $3,846
 Pooled Companies                 47,121    1,667     46,765    1,830
                                 -------   ------    -------   ------
 As restated                     $77,256   $3,590    $96,047   $5,676
                                 =======   ======    =======   ======
 Net income per share - diluted
 As previously reported                    $  .66              $ 1.33
 Pooled Companies                            (.07)               (.39)
                                           ------              ------
 As restated                               $  .59              $  .94
                                           ======              ======

          The dilutive effect of the Pooled Companies on net income per share is primarily the result of higher owners' compensation expense of the Pooled Companies prior to their acquisition by the Company.

          The historical financial statements for 1995 and 1996 represent the operations of the Pooled Companies prior to their acquisition by the Company. The combined revenues and net income of the Pooled Companies for the preacquisition period in 1997 were $37.6 million and $4.6 million, respectively.

Purchases

          The acquisitions of Ridge, Interstate and Summers (the "Purchased Companies") were accounted for as purchases and have been reflected in the Company's financial statements from March 31, 1997 for Ridge and Interstate and from November 20, 1997 for Summers. The aggregate consideration paid in these transactions was $4.6 million in cash and 3,301,971 shares of common stock with an estimated fair value of $21.7 million. The accompanying consolidated balance sheet as of December 28, 1997 includes allocations of the respective purchase prices. The allocations resulted in goodwill recognized of $25.2 million, representing the excess of purchase price over fair value of the net assets acquired, as follows (in thousands):

                Goodwill                           $ 25,241
                Fair value of assets acquired        20,503
                Liabilities assumed                 (19,408)
                Fair value of common stock          (21,729)
                                                   --------
                Cash paid, net of cash acquired    $  4,607
                                                   ========

Goodwill is amortized over the estimated useful life of thirty years using the straight-line method.

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


          The following table sets forth unaudited pro forma income statement data of the Company which reflects adjustments to the consolidated financial statements to present the effect of the acquisitions of Ridge, Interstate and Summers as if the acquisitions were effective December 1, 1995 (dollar amounts in thousands, except per share data):

                                                     Year Ended
                                        ------------------------------------
                                        November 30, 1996  December 28, 1997
                                        -----------------  -----------------
                                                    (unaudited)

     Revenues                                $146,899           $183,561
                                             ========           ========
     Net Income                              $  7,573           $  8,816
                                             ========           ========
     Net Income per share - diluted          $    .56           $    .62
                                             ========           ========

          Pro forma adjustments included in the amounts above primarily relate to adjustments to selling, general and administrative expenses for changes in the compensation level of the owners of the acquired businesses, adjustments to interest expense attributed to incremental borrowings, amortization of goodwill, retirement of debt obligations and adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares had been outstanding for the periods presented, except for shares issued pursuant to the over-allotment option, which are included only from their date of issuance.

          The unaudited pro forma data presented above is not necessarily indicative of actual results that might have occurred had the operations and management teams of the Company, the Founding Companies, the Pooled Companies and Summers been combined at the beginning of each period presented.

4.   PROPERTY, PLANT AND EQUIPMENT:

          Property, plant and equipment consist of the following (in thousands):

                            Estimated
                           Useful Lives  November 30,   December 28,
                             In Years        1996           1997
                           ------------  -------------  -------------
Land                                         $  1,313       $  2,822
Machinery and equipment            5-10        24,841         32,981
Buildings                         15-40         6,581         10,833
Furniture and fixtures              5-8           302          1,056
Tractors and trailers               5-6         1,883          4,244
                                             --------       --------
                                               34,920         51,936
Less: accumulated
 depreciation                                 (14,863)       (21,054)
                                             --------       --------
                                             $ 20,057       $ 30,882
                                             ========       ========

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


5.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

          Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                            November 30,  December 28,
                                                1996          1997
                                            ------------  -------------
Balance at beginning of year                       $ 156         $ 178
Additional charges to costs and expenses              22           203
Additional allowances from Purchased
  Companies                                           --            95
Deductions for uncollectible accounts
 written off                                          --           (11)
                                                   -----         -----
Balance at end of year                             $ 178         $ 465
                                                   =====         =====


The major components of inventories are as follows (in thousands):

                                  November 30,  December 28,
                                      1996          1997
                                  ------------  ------------
Lumber, hardware and fasteners          $5,687       $15,503
Finished Goods                           1,691         2,653
                                        ------       -------
                                        $7,378       $18,156
                                        ======       =======


Accrued expenses consist of the following (in thousands):

                                     November 30,  December 28,
                                         1996          1997
                                     ------------  ------------
Accrued compensation and benefits          $2,280        $  673
Accrued taxes                                 336           572
Other accrued expenses                      1,282         1,709
                                           ------        ------
                                           $3,898        $2,954
                                           ======        ======

6.   DEBT

          On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (the "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $35,000,000, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding and Pooled Companies, future acquisitions, capital expenditures, letters of credit and working capital. Advances under the Credit Facility bear interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London Interbank Offering Rate ("LIBOR") plus a margin ranging from 75 to 175 basis points, depending on the ratio noted above. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


credit. The Credit Facility contains a limit for standby letters of credit up to $10 million. There were letter of credit commitments of approximately $1.1 million outstanding under the Credit Facility at December 28, 1997. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants, including fixed charge coverage, funded debt to earnings before taxes, depreciation and amortization and net worth to tangible asset ratios. The Company was in compliance with the covenants at December 28, 1997. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable January 29, 2003. The approximate level of borrowings available under the Credit Facility at December 28, 1997 was $10,000,000. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. On January 29, 1998, the Credit Facility was increased to $125,000,000.

          Fraser and the Pooled Companies had balances outstanding under lines of credit at November 30, 1996 of $865,000. These lines bore interest at rates ranging from LIBOR plus 1.75% to prime (8.25% at November 30, 1996) and were secured by certain assets of the Company.

          Fraser and the Pooled Companies had balances due to related parties at November 30, 1996 of $2,980,000, which were retired in 1997. This indebtedness bore interest at rates ranging from 7.00% to 9.50% and was unsecured.

          The personal guarantees and security referred to herein with respect to outstanding indebtedness as of November 30, 1996 were at the time when Fraser and the Pooled Companies were not owned by PalEx. In connection with the acquisition of these companies by PalEx, the indebtedness was retired.

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


                                                               November 30,   December 28,
Long-term debt consists of the following (in thousands):          1996           1997
                                                              -------------  -------------
Amount due under the revolving
  credit facility, bearing interest
   at 8.50%, due on January 29,
   2003, secured by guarantees
   of the subsidiaries of the  Company                           $    --        $ 5,000
Amount due under the revolving credit
  facility, bearing interest at LIBOR
  rates ranging from 6.7187% to 6.75%,
  due on January 29, 2003, secured by
  guarantees of the Subsidiaries of the
  Company                                                             --         19,000
Industrial development revenue bonds, bearing
   interest at approximately  80% of prime (6.80%
   at December 28, 1997), payable in annual
   installments of  $50,000 through maturity in
   2008, secured by a certificate of deposit, bank
   letter of credit and  certain property, plant and
   equipment                                                          --            550
Other notes payable of Pooled and Purchased Companies              7,367             --
Other                                                                 10             23
                                                                 -------        -------
                                                                   7,377         24,573
Less-current maturities                                           (1,669)           (73)
                                                                 -------        -------
                                                                 $ 5,708        $24,500
                                                                 =======        =======

Future Maturities of Long-Term Debt at December 28, 1997 are as follows (in thousands):

                Year Ending December,
                       1998                         73
                       1999                         50
                       2000                         50
                       2001                         50
                       2002                         50
                       Thereafter               24,300
                                                ------
                                                24,573
                                                ======

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


7.   INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                Year Ended
                    ----------------------------------
                       November 30,       December 28,
                    ------------------    ------------
                    1995          1996       1997
                    ----          ----       ----
Federal
 Current           $  889        $1,041     $4,052
 Deferred             108           (42)       (28)
                   ------        ------     ------
                      997           999      4,024
                   ------        ------     ------
State
 Current              242           492        866
 Deferred              22            (9)        (5)
                   ------        ------     ------
                   $  264        $  483     $  861
                   ------        ------     ------

  Total            $1,261        $1,482     $4,885
                   ======        ======     ======

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):

                                                            Year Ended
                                               --------------------------------
                                                  November 30,     December 28,
                                               -----------------   ------------
                                               1995         1996        1997
                                               ----         ----        ----

Tax at federal statutory rate of  35%          $1,698      $ 2,505     $4,213
Increase (decrease) resulting from:
      State income taxes, net of
         federal benefit                          216          315        560
    Income taxed to Fraser Stockholders          (685)      (1,381)      (172)
Other                                              32           43        284
                                               ------      -------     ------
                                               $1,261      $ 1,482     $4,885
                                               ======      =======     ======

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences for the periods ended November 30, 1996 and December 28, 1997 result principally from the following (in thousands):

                                                  November 30,   December 28,
                                                      1996           1997
                                                      ----           ----
Deferred income tax liabilities
   Property and equipment                           $  (844)       $(2,370)
      Other                                            (185)       (   666)
                                                    -------        -------
      Total deferred income tax liabilities          (1,029)        (3,036)
Deferred income tax assets
   Allowance for doubtful accounts                      145             98
   Accruals and reserves                                272            684
                                                    -------        -------
      Total deferred income tax assets                  417            782
                                                    -------        -------
      Net deferred income tax liabilities           $  (612)       $(2,254)
                                                    =======        =======

8.   COMMITMENTS AND CONTINGENCIES

Litigation

     The Company is involved in various legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are adequately covered by insurance or, if not so covered, should not materially result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

Insurance

     The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy.

     The Company is self-insured for certain medical claims up to $50,000 per person per year. Provisions for expected future payments are accrued based on the Company's estimate of its aggregate liability for all open and unreported claims. Management believes the amount currently accrued is adequate to cover all known and unreported claims as of December 28, 1997.

Operating Lease Agreements

     The Company conducts a portion of its operations and warehouses certain of its products in leased facilities classified as operating leases.

     Minimum future rental payments under noncancelable operating leases as of December 28, 1997 are as follows (in thousands):

              Year ending December,

                       1998                     $1,131
                       1999                      1,077
                       2000                      1,004
                       2001                        964
                       2002                        928
                       Thereafter                2,976
                                                ------
                                                $8,080
                                                ======

      Certain leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $774,000, $463,000 and $1,445,000 for fiscal years 1995, 1996 and 1997, respectively. Rent expense paid to related parties and included in the foregoing amounts was approximately $221,000, $227,000 and $146,000 for fiscal years 1995, 1996 and 1997, respectively.

9.   STOCK OPTION PLAN

     On June 1, 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan, as amended (the "Plan"). The Plan provides for the granting of stock options ("Options") to directors, executive officers, other employees and certain non-employee consultants of the Company. The Company accounts for the Plan under APB Opinion No. 25, and no compensation expense has been recognized. The Plan, which permits an amount equal to no more than 15% of the outstanding shares of PalEx Common Stock to be issued as optioned shares, terminates in June 2006. In general, the terms of the option awards (including vesting schedules) will be established by the Compensation Committee of the Company's Board of Directors. As of December 28, 1997, the Company has granted options covering an aggregate of 1,321,500 shares of Common Stock.

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


     The following table summarizes activity under the Plan for the year ended December 28, 1997:

                                                    Shares     Exercise Price
Outstanding at November 30, 1996
  Granted                                          1,328,500   $7.50 - $14.75
  Exercised                                               --               --
  Forfeited and canceled                              (7,000)            7.50
                                                   ---------
Outstanding at December 28, 1997                   1,321,500   $7.50 -  14.75
                                                   =========

Weighted average fair value of options granted
  during 1997                                     $     5.38
Weighted average remaining contractual life       9.33 years

     At December 28, 1997, options exercisable into 75,000 shares of Common Stock were exercisable. Unexercised options expire ten years from the issue date.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for stock based compensation as required by SFAS No. 123 had been applied:

                                                            Year ended December 28, 1997

Net income attributable to common stockholders............                    $7,152,000
Pro forma adjustment......................................                    (2,934,000)
                                                                              ----------
Pro forma net income attributable to common stockholders..                     4,218,000

Net income per share ("EPS")
Basic EPS as reported.....................................                           .60
Basic EPS pro forma.......................................                           .35
Diluted EPS as reported...................................                           .58
Diluted EPS pro forma.....................................                           .34

     Fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997.

Risk free interest rate               6.66%
Dividend yield                        0.00%
Volatility factor                    35.77%
Weighted average expected life     10 years

10.  EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution profit-sharing plan (the "Plan") which qualifies under Section 401(k) of the Internal Revenue Code. Participation in the Plan is available to substantially all employees. Eligible employees may contribute up to the lesser of 15% of their annual compensation or the maximum amount permitted under Internal Revenue Service regulations to their 401(k) account. The Company matches the contributions of participating employees on the basis of the percentages specified in the Plan. Company matching contributions to the Plan were approximately $169,000 in 1997. The employee and Company matching contributions are invested at the direction of the individual employee.

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


          Each of the Founding Companies and Sonoma and Sheffield had profit-sharing plans at the time of their acquisition by PalEx. The Ridge Plan was adopted as the PalEx plan and now functions as the Company's 401(k) Plan. The other plans have been or will be merged into the PalEx plan. Profit-sharing expense was $405,000 and $1,474,000 for 1995 and 1996, respectively, related to Fraser and the Pooled Companies.

11.  SUBSEQUENT EVENTS (UNAUDITED)

Subsequent Pooling Acquisitions

          Between December 28, 1997 and March 15, 1998, the Company acquired all of the outstanding stock or substantially all of the assets of three industrial container management business companies in exchange for 3,624,214 shares of Common Stock in transactions which will be accounted for as poolings-of-interests (the "Subsequent Poolings"). These companies provide steel drum reconditioning and management services in the United States.

          The following table summarizes the unaudited restated consolidated revenues, net income and per share data of the Company after giving effect to these transactions (in thousands, except per share data).


                                                            For the Year Ended
                                -------------------------------------------------------------------------
                                  November 30, 1995        November 30, 1996          December 28, 1997
                                ---------------------  ------------------------      --------------------
                                Revenues  Net Income   Revenues      Net Income      Revenues  Net Income
                                --------  ----------   --------      ----------      --------  ----------
Revenues and net income:
  As presently reported         $ 77,256      $3,590   $ 96,047       $5,676          $162,848      $7,152
  Subsequent poolings             48,095         495     49,318          436            61,792        (682)
                                --------      ------   --------       ------          --------      ------
  As restated                   $125,351      $4,085   $145,365       $6,112          $224,640      $6,470
                                ========      ======   ========       ======          ========      ======
Net income per share - diluted
   As presently  reported                     $  .59                  $  .94                        $  .58
   Subsequent poolings                          (.17)                   (.31)                         (.19)
   As restated                                $  .42                  $  .63                        $  .39
                                              ======                  ======                        ======

          The dilutive effect of the Pooled Companies on net income per share is primarily the result of higher compensation expense of the Pooled Companies prior to their acquisition by the Company.

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


Subsequent Purchase Acquisitions

          Between December 28, 1997 and March 15, 1998, the Company acquired certain assets and liabilities and the ongoing businesses of two companies for approximately $26.2 million in cash and 530,766 shares of Common Stock in transactions which will be accounted for as purchase business combinations
("Subsequent Purchases").   One of these acquisitions was of a pallet recycling
company and one was a provider of steel drum reconditioning and management services. Set forth below is the unaudited pro forma combined revenue, net income and net income per share data, adjusted for the effect of the Subsequent Poolings and the Subsequent Purchases, as if these acquisitions had occurred on the first day of the year presented (in thousands, except per share data):

                                             1997
                                             ----
          Revenue                          $274,470
                                           ========
          Net income                         11,515
                                           ========
          Diluted net income per share     $    .63
                                           ========


          Pro forma adjustments included in the amounts above primarily relate to adjustments to selling, general and administrative expenses for changes in the compensation level of the owners of the acquired businesses, adjustments to interest expense attributed to incremental borrowings, amortization of goodwill, retirement of debt obligations and adjustment to the federal and state income tax provisions based on pro forma operating results. Net income per share assumes all shares had been outstanding for the periods presented.

          The unaudited pro forma data presented above is not necessarily indicative of actual results that might have occurred had the operations and management teams of the Company, the Founding Companies, the Pooled Companies, Summers, and the Subsequent Purchases been combined at the beginning of each period presented.

Potential Environmental Liability

          In February 1998, the Company acquired Drum Service Co. of Florida, a steel drum reconditioning company with a facility in Florida ("Drum Service"). Drum Service is a wholly owned subsidiary of the Company. In 1982 Drum Service was notified by the U.S. Environmental Protection Agency (the "EPA") and the Florida Department of Environmental Regulation (the "DER") that they believed that Drum Service might be a potentially responsible party ("PRP") regarding the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the DER discovered arsenic contamination in a shallow monitoring well adjacent to it. The Drum Service facility is a portion of the 57 acres constituting the Zellwood Site. The Company believes that Drum Service and its former sole shareholder were among approximately 25 entities and individuals identified as PRPs by the EPA.

          Between March 1990 and July 1996, the EPA issued various unilateral administrative orders and notices to Drum Service and various other PRPs. Those orders and notices demanded reimbursement from PRPs of approximately $2 million of the EPA's costs regarding the Zellwood Site and requested the PRPs to accept financial responsibility for additional clean-up efforts. During that time, the EPA estimated that the cost of the selected remedy for soil at the Zellwood Site would be approximately $1 million and the cost of the selected remedy for groundwater at the Zellwood Site would be approximately $5.1 million. Drum Service and the other PRPs did not agree to the EPA's demands or agree to fund any additional clean-up. In April 1997, the EPA issued an order unilaterally withdrawing its previous orders. Since that withdrawal order, the EPA has not taken any formal administrative or civil action against Drum Service or its former shareholder.

          Drum Service has maintained comprehensive general liability insurance coverage for over 25 years and has notified various insurers of the EPA's claims regarding the Zellwood Site. A number of those insurers' policies did not

                         PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMETS


contain an exclusion for pollution. In 1992 Drum Service settled a claim with an insurer for an amount that covered a substantial portion of the costs Drum Service had incurred in dealing with the EPA and the DER. Drum Service has identified other umbrella liability policies for which coverage may also be available and has been approached by the insurer under two of those policies seeking a settlement. The Company does not know when, if ever, the EPA may make a claim against Drum Service regarding the Zellwood Site. Further, the Company cannot estimate the amount of any such claim or, in light of the existence of other PRPs, the extent of any liability of Drum Service. The Company and Drum Service will continue to determine the availability of additional insurance coverage for this matter.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ridge Pallets, Inc.:

     We have audited the accompanying balance sheets of Ridge Pallets, Inc. (a Florida corporation) (the "Company"), as of July 30, 1995 and July 28, 1996, and the related statements of income, changes in stockholders' equity and cash flows for the years then ended, and for the eight months ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ridge Pallets, Inc., as of July 30, 1995 and July 28, 1996, and the results of its operations and cash flows for the years then ended, and for the eight months ended March 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1998

                              RIDGE PALLETS, INC.
               BALANCE SHEETS - JULY 30, 1995 AND JULY 28, 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                               July 30,    July 28,
                                                                 1995        1996
                                                               --------    --------
                           ASSETS
Current Assets:
     Cash and cash equivalents                                  $ 4,259   $ 1,250
     Accounts receivable, net of allowance of $155 and $123       2,560     3,376
     Inventories                                                  4,228     3,687
     Other current assets                                           350       144
                                                                -------   -------
          Total current assets                                   11,397     8,457
     Property, plant and equipment, net                           5,211     6,151
     Other assets                                                 1,055     1,101
                                                                -------   -------
          Total assets                                          $17,663   $15,709
                                                                =======   =======
           LIABILITIES AND STOCKHOLDERS' EQUITY:
     Current Liabilities
     Current portion of long-term debt                          $ 1,050   $ 1,050
     Accounts payable                                               338       796
     Accrued expenses                                               780     1,003
     Dividends payable                                            1,050        --
                                                                -------   -------
          Total current liabilities                               3,218     2,849
     Long-term debt, net of current maturities                   12,221     8,600
                                                                -------   -------
          Total liabilities                                      15,439    11,449
                                                                -------   -------
Commitments and Contingencies
Stockholders' Equity:
     Common stock, $1 par value, 5,000,000 shares
      authorized; 483,000 shares and 549,500 shares issued
      and outstanding for 1995 and 1996, respectively           $   483   $   550
     Additional paid-in capital                                     179       496
     Retained earnings                                            1,562     3,214
     Total stockholders' equity                                 -------   -------
     Total liabilities and stockholders' equity                   2,224     4,260
                                                                -------   -------
                                                                $17,663   $15,709
                                                                =======   =======

  The accompanying notes are an integral part of these financial statements.

                              RIDGE PALLETS, INC.
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED JULY 30, 1995, AND JULY 28, 1996
                 AND FOR THE EIGHT MONTHS ENDED MARCH 31, 1997
                                (IN THOUSANDS)


                                                             For the Eight
                                       July 30,   July 28,    Months Ended
                                         1995       1996     March 31, 1997
                                       --------   --------   --------------

Revenues                                $54,450    $48,341       $34,684
Cost of goods sold                       46,388     40,540        30,029
                                        -------    -------       -------
      Gross profit                        8,062      7,801         4,655
Selling, general and administrative
  expenses                                3,826      3,825         2,939
                                        -------    -------       -------
      Income from operations              4,236      3,976         1,716
Interest Expense                           (962)    (1,032)         (528)
Other income (expense), net                 101        199            44
                                        -------    -------       -------
Income before income taxes                3,375      3,143         1,232
Provision for income taxes                   83         76            24
                                        -------    -------       -------
Net income                              $ 3,292    $ 3,067       $ 1,208
                                        =======    =======       =======

  The accompanying notes are an integral part of these financial statements.

                              RIDGE PALLETS, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED JULY 30, 1995 AND JULY 28, 1996
                 AND FOR THE EIGHT MONTHS ENDED MARCH 31, 1997
                                (IN THOUSANDS)


                                      Common Stock        Additional
                                     ---------------       Paid-In    Retained
                                     Shares   Amount       Capital    Earnings      Total
                                     ------   ------       -------    --------      -----

Balance - initial capitalization,
     August 1, 1994                     350    $350          $  --    $    --       $   350
     Stock issued                       133     133            179         --           312
     Net income                          --      --             --      3,292         3,292
     Dividends                           --      --             --     (1,730)       (1,730)
                                       ----    ----          -----    -------       -------
Balance, July 30, 1995                  483     483            179      1,562         2,224
     Stock issued                        67      67            317         --           384
     Net income                          --      --             --      3,067         3,067
     Dividends                           --      --             --     (1,415)       (1,415)
                                       ----    ----          -----    -------       -------
Balance, July 28, 1996                  550     550            496      3,214         4,260
     Net income                          --      --             --      1,208         1,208
     Dividends                           --      --             --     (3,420)       (3,420)
                                       ----    ----          -----    -------       -------
Balance, March 31, 1997                 550    $550          $ 496    $ 1,002       $ 2,048
                                       ====    ====          =====    =======       =======



   The accompanying notes are an integral part of these financial statements.

                              RIDGE PALLETS, INC.
                           STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED JULY 30, 1995 AND JULY 28, 1996
                 AND FOR THE EIGHT MONTHS ENDED MARCH 31, 1997
                                (IN THOUSANDS)

                                                      July 30,   July 28,   Eight Months
                                                        1995       1996        Ended
                                                                              March 31,
                                                                                1997
                                                      --------   --------   ------------
Cash Provided by Operating Activities:
  Net income                                            $3,292    $ 3,067        $ 1,208
  Additions (deductions) for noncash  activities -
  Depreciation and amortization                            605        734            639
  Loss on sale of property, plant and equipment             13         --             11
  Deferred income taxes                                     45         (2)            --
Changes in operating assets and  liabilities -
  Accounts receivable                                    1,340       (816)        (1,344)
  Inventories                                              167        541         (1,344)
  Other current assets                                      10        206             30
  Other assets                                            (275)       (49)           230
  Accounts payable                                        (229)       458            342
  Accrued expenses                                          35        229            367
                                                        ------    -------        -------
     Net cash provided by operating activities           5,003      4,368            139
                                                        ------    -------        -------
Cash from Investing Activities:
  Proceeds from sale of property, plant and
   equipment                                               223         90             74
  Purchase of property, plant and equipment               (899)    (1,765)        (1,267)
                                                        ------    -------        -------
     Net cash used in investing activities                (676)    (1,675)        (1,193)
                                                        ------    -------        -------
Cash from Financing Activities:
  Issuance of common stock                                 312        384             --
  Dividends paid                                          (680)    (2,465)        (3,300)
  Payment of long-term debt                                (50)    (3,621)           (50)
  Borrowings on line of credit                              --         --          3,300
                                                        ------    -------        -------
     Net cash used in financing activities                (418)    (5,702)           (50)
                                                        ------    -------        --------
Increase (decrease) in cash and cash equivalents         3,909     (3,009)        (1,104)
Cash and cash equivalents, beginning of period             350      4,259          1,250
                                                        ------    -------        -------
Cash and cash equivalents, end of period                $4,259    $ 1,250        $   146
                                                        ======    =======        =======



Supplemental Disclosure of Cash Flow Information:
  Cash paid for -
     Interest                                           $  816    $ 1,018        $   481
     Income taxes                                           69         90             24


   The accompanying notes are an integral part of these financial statements.

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

     On August 1, 1994, The FMP Group, Inc. purchased from Ridge Pallets, Inc. (the "Predecessor Company"), substantially all of its assets used in the pallet and bin manufacturing business and the name "Ridge Pallets, Inc." for notes payable of approximately $12,600,000 and the assumption of approximately $1,800,000 in liabilities (the "Acquisition"). Simultaneously with the transaction, the seller changed its name to Ridge Resources, Inc. and The FMP Group, Inc., changed its name to Ridge Pallets, Inc. (the "Company").

     The Company is a manufacturer of wooden pallets and agricultural harvesting boxes and bins. Manufacturing facilities are located in Florida, Georgia and South Carolina, with the Company's headquarters located in Bartow, Florida. Sales of the Company's products are primarily in Florida and the Southeastern United States. The Company's customer base is approximately 40 percent agricultural, with the balance comprised of the cement, roof and tile, auto, grocery, beverage and seafood industries.

     The Company and its stockholders entered into a definitive agreement with PalEx, Inc. ("PalEx") pursuant to which all outstanding shares of the Company's common stock were exchanged for 2,640,768 shares of PalEx common stock concurrent with the consummation of the initial public offering of the common stock of PalEx on March 25, 1997.

     In connection with the Acquisition, PalEx satisfied a portion of the Company's obligation to the Ridge Pallets, Inc. Profit Sharing Plan (supplemental profit-sharing obligation) through the issuance of approximately 82,500 shares of PalEx common stock, which were valued at approximately $465,000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of Presentation

     For accounting purposes, March 31, 1997 has been established as the effective date of the Acquisition because management has determined that effective control of the operations of the Company transferred to PalEx on that date. Accordingly, the accompanying financial statements represent the Company's financial condition and results of operations, cash flows and changes in stockholders' equity through March 31, 1997.

     Fiscal Year

     The fiscal year of the Company is a 52-week or 53-week period that ends on the last Sunday in July. The years ended July 30, 1995 and July 28, 1996, were 52-week periods.

     Inventories

     Inventories are valued at the lower of cost or market, with cost determined on a first-in, first-out basis or by specific identification. The cost of finished goods inventory includes direct material, direct labor and overhead.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation for the years ended July 30, 1995 and July 28, 1996 and for the eight months ended March 31, 1997, is provided on the straight-line method based upon the estimated useful lives of the assets.

     Expenditures for maintenance and repairs are charged to operating expense as incurred. Additions and major replacements or betterments that increase capacity or extend useful lives are added to the cost of the asset. Upon sale

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


or retirement of property and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in other income (expense), net.

     Income Taxes

     The stockholders of the Company have elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, the Company does not pay federal and certain state income taxes. Instead, the Company's stockholders pay income taxes on their proportionate shares of the Company's net earnings. The provision for income taxes is composed entirely of state income taxes.

     Cash Equivalents

     For purposes of the statements of cash flows and balance sheets, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Noncash Activities

     In fiscal year 1995, the Company issued notes payable of approximately $12,600,000 and assumed approximately $1,800,000 of liabilities in connection with the acquisition of the pallet and bin manufacturing business of Ridge Resources, Inc. The assets acquired were recorded at fair value as follows:

                                                (in thousands)
                                                --------------

     Property, plant and equipment                   $5,372
     Inventories                                      4,394
     Accounts Receivable                              3,899
     Other assets                                       720
     Goodwill                                            23
                                                    -------
                                                    $14,408
                                                    =======

     In addition, dividends of $1,050,000 were included in dividends payable at July 30, 1995. In December 1997, a dividend distribution of non-operating assets, with a net book value of approximately $120,000, was provided to the stockholders. Accordingly, these noncash investing and financing activities have been excluded from the accompanying statements of cash flows.

     Revenue Recognition

     The Company recognizes revenues upon delivery of the product to the customer.


     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


     Concentrations of Risks

     Materials - Pallet prices are closely related to the changing costs and availability of lumber, the principal raw material used in the manufacture and repair of wooden pallets. Lumber supplies and costs are affected by many factors including weather, governmental regulation of logging on public lands, lumber agreements between Canada and the United States and competition from other industries that use similar grades and types of lumber. The Company received approximately 39 percent, 46 percent and 38 percent of its lumber purchases from two suppliers in 1995, 1996, and for the eight months ended March 31, 1997, respectively.

     Markets - Markets for pallet manufacturing and repair services are highly fragmented and competitive. Pallet manufacturing and recycling operations are not capital-intensive; therefore, barriers to entry in such businesses are minimal.

     Customers - The Company's sales are made to customers with local, regional and national operations in many different industries and geographical locations. Of such customers, one customer accounted for approximately 22 percent, 21 percent and 34 percent of revenues in 1995, 1996, and for the eight months ended March 31, 1997, respectively. As of July 28, 1996, the customer had an outstanding accounts receivable balance which represented approximately 10 percent of total accounts receivable.

3.   PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

                                            Estimated
                                           Useful Lives    July 30,   July 28,
                                              in Years       1995       1996
                                           ------------    --------   --------

Land                                              --        $  721    $   721
Machinery and equipment                         7-10         2,033      2,675
Vehicles and rolling stock                         5           694      1,141
Buildings and building improvements            15-40         2,229      2,608
Furniture and fixtures                          5-10           124        277
Less - Accumulated depreciation                               (590)    (1,271)
                                                            ------    -------
Property, plant and equipment, net                          $5,211    $ 6,151
                                                            ======    =======


In 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes the recognition and measurement standards related to the impairment of long-lived assets. The Company periodically assesses the realizability of its long-term assets pursuant to the provisions of SFAS No. 121. Based on the Company's analysis of the undiscounted future cash flows for its long-term assets, no impairments would have been recognized under SFAS No. 121.

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


4.   DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     The major components of inventories are as follows:

                                                            July 30, July 28,
                                                              1995    1996
                                                             ------  ------
                                                              (In thousands)

Lumber, hardware and fasteners                               $3,701  $3,054
Work in process                                                  88      85
Finished goods                                                  439     548
                                                             ------  ------
                                                             $4,228  $3,687
                                                             ======  ======
Activity in the Company's allowance for doubtful accounts consists of the following:

Balance at beginning of the year                             $   35  $  155
Additions charged to expense (recoveries)                       120      (5)
Deductions for uncollectible receivables written off             --     (27)
                                                             ------  ------
                                                             $  155  $  123
                                                             ======  ======
Other assets are as follows:
Certificate of deposit - restricted                          $  535  $  554
Cash surrender values of officers' life insurance               130     146
Notes receivable                                                131      90
Other assets                                                    259     311
                                                             ------  ------
                                                             $1,055  $1,101
                                                             ======  ======
Accrued expenses consist of the following:
Accrued workers' compensation                                $  250  $  250
Accrued salaries and benefits                                    90     378
Accrued interest payable                                        140     133
Accrued taxes                                                   110      81
Other accrued expenses                                          190     161
                                                             ------  ------
                                                             $  780  $1,003
                                                             ======  ======

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


5.   DEBT:

     The Company maintained a $4 million line of credit which was terminated upon the acquisition of the Company by PalEx, Inc. There were no borrowings on the line as of July 30, 1995, and July 28, 1996.

     Long-term debt consisted of the following:

                                                                               July 30, 1995   July 28, 1996
                                                                               -------------   -------------
                                                                                       (In thousands)
Notes payable to Ridge Resources, Inc. and its shareholders, at prime, interest due quarterly, principal due in annual installments totaling
       $1,000,000 to $1,500,000, maturing January 3, 2000, and
       collateralized by property, plant, equipment, receivables and inventory and secured by  shares of the Company held by its six
       shareholders                                                                  $12,571         $ 9,000
Industrial development bond, interest variable, approximating 80 percent of prime, interest due monthly, $50,000 principal due annually;
      collateralized by property, plant., and equipment and a standby
      letter of credit from a bank in the amount of $695,000                             700             650
                                                                                     -------         -------
Less - Current portion                                                                13,271           9,650
     Total long-term debt                                                             (1,050)         (1,050)
                                                                                     -------         -------
                                                                                     $12,221         $ 8,600
                                                                                     =======         =======

The Notes payable to Ridge Resources and its shareholders were paid upon the acquisition of the Company by PalEx, Inc.

6.   INCOME TAXES:

     State income taxes are as follows:

                      Year      Year     Eight Months
                     Ended      Ended       Ended
                    July 30,  July 28,    March 31,
                      1995      1996         1997
                    --------  ---------  ------------
                            (In thousands)
State -
     Current           $  38     $  78      $  24
     Deferred             45        (2)        --
                       -----     -----      -----
                       $  83     $  76      $  24
                       =====     =====      =====


     For the years ended 1995 and 1996 and for the eight months ended March 31, 1997, actual income tax expenses is primarily computed by applying the blended state tax rate of 2.4 percent to income before income taxes.

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effects of these temporary differences for the years ended 1995 and 1996 result principally from the following:

                                             July 30,   July 28,
                                               1995       1996
                                             --------   --------
                                                (In thousands)

Deferred income tax liabilities -
     Depreciation and amortization                $ 3        $ 9
     Fiscal year-end deferral                      48         44
Deferred income tax assets -
          Inventory                                (3)        (3)
     Other assets                                  (4)        (7)
                                                  ---        ---
          Net current deferred income tax         $44        $43
           liabilities                            ===        ===

7.   RELATED-PARTY TRANSACTIONS:

     The Company is related to Sunbelt Forest Products Corporation ("Sunbelt") and Ridge Resources, Inc., through certain common ownership, officers and directors.

     The following amounts are included in the statements of income:

                                                             Year             Year          Eight Months
                                                            Ended            Ended             Ended
                                                        July 30, 1995    July 28, 1996     March 31, 1997
                                                        -------------    -------------     --------------
                                                               (In thousands)
Sales to Sunbelt                                          $484               $666              $ 200
Purchases from Sunbelt                                      --                 11                 55
Accounting and managerial services revenue from
     Sunbelt                                                75                 55                 33
Purchases from Ridge Resources, Inc.                       199                421                 15
Interest expense to Ridge Resources, Inc.                  909                982                481

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


The following amounts are included in the balance sheets:

                                           July 30,     July 28,
                                             1995         1996
                                           --------     --------
                                               (In thousands)

Accounts receivable from Sunbelt           $     7       $    6
Due from Ridge Resources, Inc.                   5            1
Note payable to Ridge Resources, Inc.       12,571        9,000

8.   COMMITMENTS AND CONTINGENCIES:

     Litigation

     The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

     Insurance

     The Company has a workers' compensation and general liability policy, subject to a $250,000 deductible. As such, any claim within the first $250,000 per incident would be the financial obligation of the Company. In addition, the policy limits coverage to $850,000 per year. The Company maintains a certificate of deposit as security in the amount of approximately $554,000, which is included in other assets at July 28, 1996.

     The accrued insurance claims payable represents managements estimate of the Company's potential claims costs in satisfying the deductible provisions of the insurance policy for claims occurring through July 28, 1996. The accrual is based upon known facts and historical trends, and management believes such accrual to be adequate.

     The Company self-insures its employees' health insurance program. A trust was established in July 1983 to administer this program. Effective August 1, 1994, the Company became the new trust sponsor. By agreement between the Company and the trust, the Company must contribute sufficient funds to the trust to ensure that the trust has sufficient monies to pay claims as provided in the employee health insurance plan document. The Company contributed $185,000, $145,000 and $95,000 in fiscal years 1995 and 1996 and for the eight months ended March 31, 1997, respectively.

     The trust obtained tax-exempt status from the Internal Revenue Service during 1985. Its trustees are employees of the Company.

9.   PROFIT-SHARING PLAN

     The Company maintains a qualified profit-sharing plan (the "Plan"). Company contributions are voluntary and at the discretion of the board of directors. Annual contributions, in order to be deductible for income tax purposes by the Company, cannot exceed 15 percent of salaries and wages.

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


     Effective January 1, 1995, the Company amended the Plan to qualify under Internal Revenue Code Section 401(k). In accordance with the Plan, the Company will match 50 percent of employee 401(k) contributions, not to exceed 4 percent of the employees' qualified compensation related to the Plan.

     Total profit sharing and 401(k) expense was $400,000 for fiscal years 1995 and 1996 and $480,000 for the eight months ended March 31, 1997.

10.  DISCLOSURE ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS:

     SFAS No. 107, "Disclosures about Fair Values of Financial Instruments," and SFAS 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," require the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying value of the Company's financial instruments approximates fair value.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited the accompanying balance sheet of PalEx, Inc. (a Delaware corporation), as of November 30, 1996, and the related statements of income and statement of changes in stockholders' equity for the period from inception (January 8, 1996) to November 30, 1996 and for the four months ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentations. We believe that our audits provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PalEx, Inc., as of November 30, 1996, and the results of its operations and changes in stockholders' equity for the period from inception (January 8, 1996) to November 30, 1996 and for the four months ended March 31, 1997, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1998

                                  PALEX, INC.
                                 BALANCE SHEET
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 NOVEMBER 30,
                                                                 ------------
                                                                     1996
                                                                     ----
Assets:
Cash and cash equivalents                                            $   1
Other assets                                                           300
                                                                     -----
     Total assets                                                    $ 301
                                                                     =====
Stockholders' Equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized,
     no shares issued                                                $  --
Common stock, $.01 par value, 30,000,000 shares authorized
     1,071,389 shares issued and outstanding                            11
Additional paid-in capital                                             599
Retained deficit                                                      (309)
                                                                     -----
     Total stockholders' equity                                      $ 301
                                                                     =====

  The accompanying notes are an integral part of these financial statements.

                                  PALEX, INC.
                             STATEMENTS OF INCOME
                                (IN THOUSANDS)

                                                 INCEPTION (JANUARY 8,   FOUR MONTHS
                                                      1996) TO             ENDED
                                                 NOVEMBER 30, 1996      MARCH 31, 1997
                                                 ---------------------- -------------

Revenues                                              $      --            $   --
Selling, general and administrative expenses                300                --
                                                      ---------            ------
Loss before income taxes                                   (300)               --
                                                      ---------            ------
Income tax benefit                                           --              --
                                                      ---------            ------
Net loss                                              $    (300)           $   --
                                                      =========            ======


   The accompanying notes are an integral part of the financial statements.

                                  PALEX, INC.
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                           COMMON STOCK       ADDITIONAL
                                          ---------------      PAID-IN     RETAINED
                                          SHARES   AMOUNT      CAPITAL     DEFICIT     TOTAL
                                          ------   ------     ----------   --------    -----
Initial Capitalization                     1,021     $10       $   --       $  (9)      $    1
Offering costs incurred by stockholder        --      --          300          --          300
Issuance of management shares                 50       1          299          --          300
Net loss                                      --      --           --        (300)        (300)
                                           -----     ---       ------       -----       ------
Balance, November 30, 1996                 1,071     $11       $  599       $(309)      $  301
Offering costs incurred by stockholder        --      --          800          --          800
                                           -----     ---       ------       -----       ------
Balance, March 31, 1997                    1,071     $11       $1,399       $(309)      $1,101
                                           =====     ===       ======       =====       ======

   The accompanying notes are an integral part of these financial statements.

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


1.   BUSINESS AND ORGANIZATION:

     PalEx, Inc. ("PalEx" or the "Company"), was founded in January 1996 to create a nationwide provider of pallet products and related services. PalEx intends to acquire three U.S. pallet businesses (the "Acquisitions"), complete an initial public offering (the "Offering") of its common stock and, subsequent to the Offering, continue to acquire, through merger or purchase, similar companies to expand its national operations.

     PalEx has not conducted any operations, and all activities to date have related to the acquisitions and the initial public offering ("IPO"). Cash of $1,000 was generated from the initial capitalization of the Company (see Note
2). All other expenditures to date have been funded by the majority stockholder, Main Street Capital Partners, L.P. ("Main Street"), on behalf of the Company. Accordingly, a statement of cash flows would not provide
meaningful information and has been omitted.   Main Street has committed to fund
the first $1.25 million of offering costs. PalEx treated these costs as deferred costs and contributed capital as incurred by Main Street. As of November 30, 1996 and March 31, 1997, costs of approximately $300,000 and $1.1 million, respectively, had been incurred by Main Street in connection with the IPO.

     On March 25, 1997, PalEx completed the Offering, which involved the sale by PalEx of 3,000,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to PalEx from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $20.1 million. Simultaneously with the closing of the Offering, PalEx acquired in separate transactions three companies (the "Founding Companies") for an aggregate consideration of $3.4 million in cash and 5,910,000 shares of PalEx common stock. The effective closing of the acquisitions of the Founding Companies and the IPO for accounting purposes is March 31, 1997. The accompanying financial statements reflect the activities of PalEx prior to the acquisitions of the Founding Companies and the IPO. Reference is made to the historical financial statements and supplemental financial statements of PalEx, Inc. included elsewhere herein.

     In connection with the Acquisitions, PalEx will assume certain obligations of the Founding Companies. Additionally, in connection with the Acquisitions, PalEx agreed to satisfy profit sharing obligations of the Founding Companies totaling approximately $802,000 through the issuance of approximately 142,500 shares of PalEx common stock.

2.   STOCKHOLDER'S EQUITY:

     In connection with the organization and initial capitalization of PalEx, the Company issued 1,000 shares of common stock for $1,000 (see note 3).

     In November 1996, the Company issued 50,000 shares (after reflecting the stock dividend discussed in Note 3) of its common stock to the Chief Executive Officer at an aggregate price of $500. The Company recorded a nonrecurring, noncash charge of approximately $300,000 representing the difference between the amounts paid for the shares and the estimated fair value of the shares on the date of the sale as if the Acquisitions were completed.

     In December 1996, PalEx declared a stock dividend of approximately 1,021 shares of common stock for each share of common stock then outstanding. In addition, PalEx increased the number of authorized shares of common stock to 30,000,000 and authorized 5,000,000 shares of $.01 par value preferred stock. The effects of the common stock dividend and the increase in the number of common shares authorized have been retroactively reflected on the balance sheet and in the accompanying notes.

                              RIDGE PALLETS, INC.
                         NOTES TO FINANCIAL STATEMENTS


     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB Opinion No. 25"). Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated financial statements.

     The Company has authorized the issuance of 1,800,000 shares of its common stock in accordance with its stock option plan. The Company intends to file a registration statement on Form S-8 under the Securities Act registering the issuance of shares upon exercise of options granted under the Plan. The Company expects to grant options to purchase a total of approximately 728,000 shares of common stock at the initial public offering price upon consummation of the Offering. The Chief Executive Officer was also granted 200,000 options to purchase PalEx common stock at the IPO price.

3.   CREDIT FACILITY

     On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. (The "Credit Facility"). The Credit Facility provides the Company with an unsecured revolving line of credit of up to $35 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, future acquisitions, capital expenditures and working capital. Advances under the Credit Facility bear interest at such bank's designated variable rate plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London interbank offering rate plus a margin ranging from 75 to 175 basis points, depending on the same ratio. Commitment fees of 25 basis points per annum are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10.0 million. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurring or assuming other indebtedness and requires the Company to comply with certain financial covenants. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable March 25, 2004. The Company's subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility. On the date of the Offering, the Company borrowed $6.2 million under the Credit Facility, at an interest rate of 8.25%. Subsequent to March 31, 1997, the Company repaid $1.2 million of such indebtedness with cash generated from operations and converted the remaining $5.0 million of the borrowings to loans based on the London interbank offering rate bearing various interest rates averaging approximately 6.5%.