Form 10-K405/A
period 1997-12-28
PALEX INC
filed 1998-04-27
CIK 1029448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                         AMENDMENT NO. 1 TO FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X   No ___

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

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

     PalEx, Inc. (the "Company" or the "Registrant") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 28, 1997 by deleting its responses to Items 10 through 13 contained in Part III of its original filing and replacing such text with the following:


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers and directors of the Company are as follows:


                  NAME                       AGE                         POSITION
                  ----                       ---                         --------
Tucker S. Bridwell.....................      46     Director(1)(2)
A. Joseph Cruz.........................      51     President-PalEx Container Systems, Inc., Director
John E. Drury..........................      54     Director(1)(2)
Casey A. Fletcher......................      43     Chief Accounting Officer and Secretary
Troy L. Fraser.........................      49     Chief Development Officer, Director
A.E. Holland, Jr.......................      50     Chief Operating Officer, Director
Sam W. Humphreys.......................      38     Director(1)(2)
Vance K. Maultsby, Jr..................      45     President and Chief Executive Officer
Elliott S. Pearlman....................      57     Chief Executive Officer-PalEx Container
                                                      Systems, Inc., Director
Edward E. Rhyne........................      38     Vice President and General Counsel
Stephen C. Sykes.......................      53     President-Interstate Pallet Co., Inc., Director

_________
(1)    Member of the Audit Committee
(2)    Member of the Compensation Committee

     Tucker S. Bridwell became a director of the Company in March 1997, upon the closing of the initial public offering of the Company (the "Offering"). Since October 1997, Mr. Bridwell has been President of Mansefeldt Investment Corporation, a private investment firm. Mr. Bridwell is also the President of Topaz Exploration Company, an oil and gas exploration company, a position he has held since 1980. From 1992 until October 1997, Mr. Bridwell was the President of Fred Hughes Motors, Inc., which owned ten new-car franchises in the Abilene, Texas area. From 1985 to 1992, Mr. Bridwell was President of Ard Drilling Company, an oilfield drilling company, and served as President of Texzona Corporation, a private investment company, from 1979 to 1980. From 1976 to 1979, Mr. Bridwell was Tax Manager with Condley & Company and was an accountant with Price Waterhouse from 1974 to 1976. Mr. Bridwell is a Certified Public Accountant.

     A. Joseph Cruz became President of PalEx Container Systems, Inc., a wholly owned subsidiary of the Company ("PalEx Container Systems"), after the Company acquired Consolidated Drum Reconditioning, Inc. ("CDR") in February 1998. Prior to the acquisition, Mr. Cruz was a 50% owner of CDR and its Chief Executive Officer since its acquisition by Mr. Cruz and a partner in 1986.

     John E. Drury became a director of the Company in March 1997, upon the closing of the Offering. Mr. Drury is the Chairman and Chief Executive Officer of USA Waste Services, Inc. ("USA Waste"), the third largest solid waste company in North America. Mr. Drury has held these positions since May 1994, when USA Waste and Envirofil, Inc. ("Envirofil") completed their merger. From February 1991 through April 1994, Mr. Drury was a Managing Director of Sanders Morris Mundy, Inc., an investment banking firm. From 1982 through January 1991, Mr. Drury was President and Chief Operating Officer of Browning-Ferris Industries, Inc. ("BFI"), where he was responsible for the worldwide operations of BFI. Mr. Drury is a partner in Main Street Merchant Partners II, L.P.("Main Street"), a merchant banking firm.

     Casey A. Fletcher became Chief Accounting Officer and Secretary of the Company in March 1997, upon the closing of the Offering. From 1983 until the Offering and the Company's acquisition of Ridge Pallets Inc. ("Ridge"), Mr. Fletcher was Ridge's Controller and Chief Financial Officer. Prior to his employment with Ridge, Mr. Fletcher was associated with Arthur Young from 1976 to 1979. From 1980 to 1983, he was in private industry as an accountant. Mr. Fletcher is a Certified Public Accountant.

     Troy L. Fraser became Chief Development Officer and a director of the Company in March 1997, upon the closing of the Offering. He became President of Fraser Industries, Inc. ("Fraser") in 1975 when he purchased the business with his two brothers from his father. In 1988, Mr. Fraser was elected to the Texas House of Representatives where he served three terms, and was named the National Republican Legislator of the Year in 1991. In November 1996, Mr. Fraser was elected to the Texas State Senate. In 1996, Mr. Fraser served as Vice President of the National Wooden Pallet and Container Association ("NWPCA") and has served for two terms on the NWPCA's Board of Directors.

     A. E. Holland, Jr. became Chief Operating Officer and a director of the Company in March 1997, upon the closing of the Offering. Mr. Holland has over 25 years of experience in the pallet industry. Mr. Holland has been associated with Ridge since 1969 and has served as President of Ridge since 1980. Mr. Holland has served on the Board of Directors of the NWPCA and was President of NWPCA from 1990 to 1991. Mr. Holland has served the Florida Chamber of Commerce as Treasurer, Chairman of the Finance Committee and member of the State Strategic Planning Committee.

     Sam W. Humphreys has been a director of the Company since January 1996 and became non-executive Chairman of the Board in March 1997, upon the closing of the Offering. Mr. Humphreys is a Managing Director of Main Street, a merchant banking firm. From April 1994 until March 1997, Mr. Humphreys held various executive positions with U.S. Delivery Systems, Inc. ("U.S. Delivery"), the largest same-day local delivery company in the U.S., serving as Vice Chairman until shortly prior to the Offering. Prior to joining U.S. Delivery, Mr. Humphreys served from May 1993 until April 1994 as Senior Vice President and General Counsel of Envirofil, which merged with USA Waste in April 1994. Prior thereto, Mr. Humphreys was a partner at Andrews & Kurth L.L.P., where he was engaged in the private practice of law for more than five years. Mr. Humphreys is also a director of Aviation Sales Company, one of the world's largest providers of aircraft spare parts.

     Vance K. Maultsby, Jr. became President and Chief Executive Officer of the Company in December 1996. From 1993 to 1996, Mr. Maultsby was a partner with Ernst & Young LLP in the Dallas, Texas office, where he managed the Dallas office of its Corporate Finance Group. From 1989 to 1992, Mr. Maultsby was chief executive officer of Alemar Financial Company (later Alemar Cost Reduction, Inc.), which provided financial advisory services to a variety of industries. From 1985 to 1989, Mr. Maultsby was an officer in the Corporate Finance Group for Stephens Inc., an investment banking firm. Prior thereto, Mr. Maultsby was a partner with KPMG Peat Marwick, served as the National Director of its Petroleum Industry Practice, was co-director of its Southwest Area Mergers and Acquisitions Advisory Practice and practiced public accounting for more than five years. Mr. Maultsby is a Certified Public Accountant.

     Elliot S. Pearlman became Chief Executive Officer of PalEx Container Systems when the Company acquired Acme Barrel Company, Inc. ("Acme") in February 1998. Mr. Pearlman served as Acme's President and Chief Executive Officer and was a principal stockholder from 1992 until Acme's acquisition by the Company. Mr. Pearlman serves as a director of the Association of Container Reconditioners and served as chairman of this association in 1996 and 1997.

     Edward E. Rhyne became Vice President and General Counsel of the Company in June 1997. Prior to his employment with the Company, Mr. Rhyne was a partner at Gardere & Wynne, L.L.P., where he was engaged in the private practice of law for more than five years.

     Stephen C. Sykes became a director of the Company in March 1997, upon the closing of the Offering. Mr. Sykes founded Interstate Pallet Co., Inc. ("Interstate") in 1979 and has served as its President and Chief Executive

Officer from its inception. From 1974 to 1979, Mr. Sykes was the Director of Transportation for the Virginia Division of Holly Farms Poultry. Mr. Sykes has been an active member of the NWPCA since 1981 and served as its President from 1992 to 1993.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation paid to the Chief Executive Officer and the five other most highly compensated executive officers of the Company (the "named executive officers") as of the end of the fiscal year ended December 28, 1997 for services rendered to the Company during that fiscal year.



                                                 ANNUAL
                                              COMPENSATION      LONG-TERM
                                              ------------   -----------------
                                                               COMPENSATION
                                                             -----------------
        NAME AND                                                 SECURITIES
        PRINCIPAL                 FISCAL                         UNDERLYING             ALL OTHER
        POSITION                   YEAR         SALARY($)    OPTIONS/SARS(#)(1)     COMPENSATION($)(2)
        ---------                 ------        ---------    ------------------     -------------------
Vance K. Maultsby, Jr.,            1997           138,542         200,000                    --
  Chief Executive Officer
  and President of the
  Company

Edward E. Rhyne,                   1997            89,017          90,000(3)                 --
  Vice President and
  General Counsel

A. E. Holland, Jr.,                1997            96,234              --                 1,925
  Chief Operating
  Officer and Director

Casey A. Fletcher,                 1997            94,650              --                 1,893
  Chief Accounting
  Officer and Secretary

Troy L. Fraser,                    1997            98,234              --                 1,667
  Chief Development
  Officer and Director

Stephen C. Sykes,                  1997            89,236              --                    --
  President - Interstate
  Pallets and Director

_____________

(1) Options to acquire shares of Common Stock under the Company's 1996 Stock Option Plan.
(2)  Consists of the Company's matching contribution under its 401(k) Plan.
(3) On December 31, 1997, after the end of the fiscal year, an option was granted to Mr. Rhyne for 10,000 shares at an exercise price of $11.875 with an expiration date of December 31, 2007.

OPTION GRANTS DURING 1997 FISCAL YEAR

     The following table sets forth the options granted during the fiscal year ended December 28, 1997 to the named executive officers pursuant to the Company's 1996 Stock Option Plan (the "Stock Option Plan"). The Company did not grant any stock appreciation rights during the fiscal year ended December 28, 1997. Options granted under the Stock Option Plan in fiscal 1997 vest and become exercisable at the rate of 25% per year over a four-year period.





                                                                                           Potential Realizable
                                                                                             Value at Assumed
                                                                                             Annual Rates of
                                                                                         Stock Price Appreciation
                                  Individual Grants                                        for Option Term (1)
                                 -------------------                                     ------------------------
                                  % of Total Options       Exercise or
                 Options       Granted to Employees in     Base Price    Expiration
Name            Granted (#)         Fiscal Year             ($/Sh)          Date            5% ($)       10% ($)
---------     --------------   -----------------------   -------------  ------------        -----        ------
Vance K.
 Maultsby,Jr.    200,000              15.1%                  $7.50        03/20/07        $943,300    $2,390,600
Edward E.
 Rhyne(2)         65,000               5.0%                 $8.875        04/24/07        $362,800    $  919,400
                  25,000               2.0%                $11.375        12/10/07        $178,850    $  453,200

__________________________

(1) The potential realizable values were determined based upon assumed prescribed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the value of the Company's Common Stock.
(2) On December 31, 1997, after the end of the fiscal year, an option was granted to Mr. Rhyne for 10,000 shares at an exercise price of $11.875 with an expiration date of December 31, 2007.

OPTION EXERCISES DURING 1997 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     The following table provides information related to options exercised by the named executive officers during the fiscal year ended December 28, 1997 and the number and value of options held at fiscal year end. The Company does not have any outstanding stock appreciation rights.

                              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                         AND FY-END OPTION VALUES
                     ---------------------------------------------------------------
                                                             Number of Securities         Value of Unexercised
                                                            Underlying Unexercised      In-the-Money Options at
                     Shares Acquired     Value Realized      Options at FY-End (#)               FY-End
Name                 on Exercise (#)           (1)         Exercisable/Unexercisable  Exercisable/Unexercisable(1)
------               ---------------    -----------------  -------------------------  ----------------------------
Vance K.
 Maultsby, Jr.           --                     --              50,000/150,000              $225,000/675,000

Edward E. Rhyne          --                     --              0/90,000(2)                 $ 50,782/167,969

--------------------
(1) Value is calculated on the basis of the difference between the option exercise price and the market value of the Common Stock on December 26, 1997, the last trading day in the Company's 1997 fiscal year ($12 per share).

(2) On December 31, 1997, after the end of the fiscal year, an option was granted to Mr. Rhyne to purchase 10,000 shares at $11.875 with an expiration date of December 31, 2007.


COMPENSATION OF DIRECTORS

          Directors who are employees of the Company do not receive additional compensation for serving as directors. Each director who is not an employee of the Company receives a fee of $1,000 for attendance at each Board of Directors meeting and $500 for each committee meeting (unless held on the same day as a Board of Directors meeting). Directors of the Company are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or committees thereof, and for other expenses incurred in their capacity as directors of the Company. Each non-employee director receives stock options to purchase 20,000 shares of Common Stock upon election to the Board of Directors and an annual grant of 5,000 options.

EMPLOYMENT AGREEMENTS

          The Company has entered into an employment agreement with each of the named executive officers which prohibits such individual from disclosing the Company's confidential information and trade secrets and generally restricts these individuals from competing with the Company. Each of the agreements has an initial term of between one and three years and provides for an automatic annual extension at the end of its initial term and is terminable by the Company for "cause" upon ten days' written notice and without "cause" by either party upon thirty days' written notice. All employment agreements provide that if the officer's employment is terminated by the Company without "cause," such officer will be entitled to receive a lump-sum severance payment at the effective time of termination equal to the base salary at the rate then in effect for the greater of (i) the time period remaining under the initial term of the agreement or (ii) one year. In addition, such employment agreements provide that in the event of termination without "cause," the time period during which such officer is restricted from competing with the Company will be shortened to one year following such termination.

          The employment agreements of Messrs. Maultsby, Holland, Fraser, Fletcher, Rhyne, Sykes and certain other employees contain certain provisions concerning a change-in-control of the Company, including the following: (i) in the event five days' advance notice of the transaction giving rise to the change in control is not received by the Company and such officer, the change in control will be deemed a termination of the employment agreement by the Company without "cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable (discussed in the preceding paragraph) shall be tripled and the provisions which restrict competition with the Company shall not apply; (ii) in any change-of-control situation, such officer may elect to terminate his employment by giving five days' written notice prior to the anticipated closing of the transaction giving rise to the change-in-control, which will be deemed a termination of the employment agreement by the Company without "cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable shall be doubled and the time period during which such officer is restricted from competing with the Company will be shortened to two years; and (iii) the officer must be given sufficient time and opportunity to elect whether to exercise all or any of his options to purchase Common Stock, including any options with accelerated vesting under the provisions of the Stock Option Plan, such that the officer may acquire the Common Stock at or prior to the closing of the transaction giving rise to the change-in-control, if he so desires.

EMPLOYEE BENEFIT PLANS

          The Board of Directors has adopted, and the stockholders of the Company have approved, the Stock Option Plan. The purpose of the Stock Option Plan is to provide directors, officers, key employees and certain other persons who will be instrumental in the success of the Company or its subsidiaries with additional incentives by increasing their proprietary interest in the Company. The aggregate amount of Common Stock with respect to which options may be granted may not exceed 15% of the Company's outstanding Common Stock, as determined on each date an option is granted.

          The Stock Option Plan is administered by the Compensation Committee, which is composed of non-employee directors (the "Committee"). Subject to the terms of the Stock Option Plan, the Committee generally determines to whom options will be granted and the terms and conditions of option grants. Options granted under the Stock Option Plan may be either non-qualified stock options or may qualify as incentive stock options.

          The exercise price of any option may not be less than the fair market value of the underlying Common Stock as of the date of grant and no consultant may receive an option in any year to purchase more than 51,000 shares of Common Stock. The Committee determines the period over which options become exercisable, provided that all options become immediately exercisable upon death of the grantee or upon a change-in-control (as defined in the Stock Option Plan) of the Company.

          The Stock Option Plan also provides for automatic option grants to directors who are not otherwise employed by the Company or its subsidiaries. Upon commencement of service, a non-employee director will receive a non-qualified option to purchase 20,000 shares of Common Stock, and continuing annually non-employee directors will receive options to purchase 5,000 shares of Common Stock. Options granted to non-employee directors are fully exercisable following the expiration of six months from the date of grant.

          Mr. Maultsby has been granted options to purchase 200,000 shares of Common Stock under the Stock Option Plan all of which have an exercise price equal to the initial public offering price. Mr. Maultsby's options vest annually in 25% increments beginning in November 1997. Mr. Rhyne has been granted options to purchase 65,000, 25,000 and 10,000 shares of Common Stock under the Stock Option Plan at a per share exercise price of $8.875, $11.375 and $11.875, respectively. Mr. Rhyne's options vest annually in 25% increments beginning in April 1998 as to 65,000 shares subject to such options and December 1998 as to his remaining options.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

          During the fiscal year ended December 28, 1997, the Compensation Committee of the Board of Directors of the Company consisted of Messrs. Bridwell, Drury and Humphreys. Each of Messrs. Bridwell, Drury and Humphreys are independent directors.

          Main Street Capital Partners, L.P., a limited partnership in which Sam
W. Humphreys (a director of the Company) was a general partner and John E. Drury (a director of the Company) was a special limited partner, paid $1.25 million of the Company's expenses, including legal and accounting fees, incurred in connection with the Offering and the Company's acquisitions of Fraser, Interstate and Ridge.

          Tucker S. Bridwell, a director of the Company, received a payment from the Company of $50,000 and options to purchase 20,000 shares of Common Stock, exercisable at $7.50 per share pursuant to the Stock Option Plan, for providing advice to Fraser in connection with its acquisition by the Company. Mr. Bridwell also received options to purchase 20,000 shares of Common Stock, exercisable at $7.50 per share pursuant to the Stock Option Plan, in connection with his election to the Company's Board of Directors. See "Executive Compensation --Compensation of Directors" and "--Employee Benefit Plans."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The following table sets forth certain information as of April 23, 1998 with respect to the beneficial ownership of the Common Stock, which constitutes the Company's only outstanding class of voting securities, by (i) each person who, to the knowledge of the Company, beneficially owned more than 5% of the Common Stock, (ii) each director of the Company, (iii) the named executive officers and (iv) all executive officers and directors of the Company as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. Except as indicated below, no director or executive officer of the Company owned any other equity securities of the Company.

                                                 BENEFICIAL OWNERSHIP (1)
                                                 ------------------------
NAME OF BENEFICIAL OWNER OR GROUP                           SHARES            PERCENTAGE OWNED
----------------------------------------------------  -------------------  ----------------------
Tucker S. Bridwell(2)...............................               45,000            *
A. Joseph Cruz(3)...................................              530,766           2.9%
John E. Drury(4)....................................               93,227            *
Casey A. Fletcher(5)................................              321,683           1.8%
Troy L. Fraser......................................            1,410,415           7.7%
A. E. Holland, Jr...................................              318,583           1.7%
Sam W. Humphreys....................................              450,000           2.5%
Vance K. Maultsby, Jr.(6)...........................              100,000            *
Elliott S. Pearlman(7)..............................            1,132,767           6.2%
Edward E. Rhyne(8)..................................               16,250            *
Stephen C. Sykes....................................              374,528           2.0%

All executive officers and directors
 as a group (9)  (11 persons).......................            4,796,519           26.0%

-----------------
 *  Less than 1%

(1) Includes shares beneficially owned by such persons, including shares underlying options granted under the 1996 Stock Option Plan. If a person has the right to acquire beneficial ownership of any shares by exercise of options within 60 days after April 23, 1998, such shares are deemed beneficially owned by such person and are deemed to be outstanding solely for the purpose of determining the percentage of the Common Stock that such person owns. Such shares are not included in the computations for any other person.

(2) Includes options to purchase 40,000 shares which were exercisable on April 23, 1998 or that become exercisable within 60 days of such date.

(3) Includes 530,766 shares owned by CDRCO NW, L.L.C., a limited liability company in which Mr. Cruz hold a 50% ownership interest.

(4) Includes options to purchase 20,000 shares which were exercisable on April 23, 1998 or that become exercisable within 60 days of such date.

(5) Includes 2,200 shares which are owned by Mr. Fletcher's two sons. Mr. Fletcher disclaims beneficial ownership of such shares.

(6) Includes options to purchase 50,000 shares which were exercisable on April 23, 1998 or that become exercisable within 60 days of such date.
    Mr. Maultsby also holds options to purchase an additional 150,000 shares which were not exercisable at that date.

(7) Includes 867,802 shares and 156,869 shares owned by the Elliot S. Pearlman Living Trust dated August 7, 1992 and the Elliot S. Pearlman Living Trust dated July 2, 1996, respectively.

(8) Includes options to purchase 16,250 shares which were exercisable on April 23, 1998 or that become exercisable within 60 days of such date.
    Mr. Rhyne also holds options to purchase an additional 83,750 shares which were not exercisable as of April 23, 1998.

(9) Excludes shares underlying options that were not exercisable as of April 23, 1998 or within 60 days of such date. See Footnotes 4 through 8 above.

SECTION 16(A) BENEFICIAL REPORTING REQUIREMENTS

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities ("Insiders"), to file with the Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Insiders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) reports filed by such persons. To the Company's knowledge, based on its review of the copies of such reports furnished to the Company during the fiscal year ended December 28, 1997, all Insiders complied with all applicable Section 16(a) filing requirements.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In August 1994, Ridge purchased its pallet and box manufacturing business in a management buyout from Ridge's predecessor company ("Resources"), which company was owned by A.E. Holland, Jr., the Company's Chief Operating Officer and a director, and two other employees of Ridge. As consideration for this purchase, Ridge issued promissory notes for a total of approximately $12.6 million (the "Ridge Notes") to Resources and assumed approximately $1.8 million of Resources' liabilities. Resources subsequently distributed an interest in a portion of the Ridge Notes directly to Mr. Holland and the other two stockholders. The Ridge Notes had a maturity date of January 2000 and accrued interest at the prime rate. Following the Offering, the Company repaid the Ridge Notes, with $2.25 million being paid to Resources and $2.25 million being paid each to Mr. Holland and the other two stockholders.

          Prior to the Offering, Fraser had notes outstanding to certain of its affiliates in the total amount of approximately $105,000. Two of the notes in the aggregate amount of $60,000 accrued interest at 14% per annum and matured in January 2005. A third note in the amount of $45,000 accrued interest at 8% per annum and matured in December 1997. Following the Offering, the Company prepaid each of these notes.

          In addition, at the time of the Offering, Interstate had a note outstanding to its stockholder in the amount of approximately $343,000, which note was non-interest bearing and payable on demand. Following the Offering, the Company repaid this note.

          Troy L. Fraser, the Company's Chief Development Officer and a director, purchased an airplane from Fraser for its net book value of $203,000 prior to the Offering.

          Main Street Capital Partners, L.P., a limited partnership in which Sam
W. Humphreys (a director of the Company) was a general partner and John E. Drury (a director of the Company) was a special limited partner, paid $1.25 million of the Company's expenses, including legal and accounting fees, incurred in connection with the Offering and the Company's acquisitions of Fraser, Interstate and Ridge.

          In connection with the Company's acquisitions of Ridge, Fraser and Interstate, the Company issued 82,500, 50,000 and 10,000 shares of its Common Stock to the Ridge Pallets, Inc. Profit Sharing Plan, the Fraser Industries, Inc. Profit Sharing Plan and the Interstate Pallet Co., Inc. Profit Sharing Plan collectively, the "Founding Company Plans"), respectively. Following the Offering, the Founding Company Plans were consolidated into the PalEx, Inc. Retirement Savings Plan. Certain officers and directors of the Company were participants in the Founding Company Plans and benefit from the contribution of the Common Stock under the terms of such plans.

          In fiscal 1997, Ridge sold approximately $490,000 of lumber to Sunbelt Forest Products Corporation ("Sunbelt"), a chemical wood preserving company that is owned by Mr. Holland and two other employees of Ridge. The sales prices charged Sunbelt were competitive with those charged unaffiliated third parties. In addition, Ridge provided certain accounting, human resource and managerial services to Sunbelt until July 1997 and received $29,000 as payment therefor. If the Company transacts business with Sunbelt in the future it will be on terms that are comparable to those that would be applicable in transactions with unaffiliated third parties.

          Tucker S. Bridwell, a director of the Company, received a payment from the Company of $50,000 and options to purchase 20,000 shares of Common Stock, exercisable at $7.50 per share pursuant to the Stock Option Plan, for providing advice to Fraser in connection with its acquisition by the Company. Mr. Bridwell also received options to purchase 20,000 shares of Common Stock, exercisable at $7.50 per share pursuant to the Stock Option Plan, in connection with his election to the Company's Board of Directors. See "Executive Compensation --Compensation of Directors" and "--Employee Benefit Plans."

          Prior to the Offering, Interstate leased certain equipment from Stephen C. Sykes, the President of Interstate and a director of the Company. The Company purchased this equipment from Mr. Sykes after the Offering for its fair market value of approximately $88,000. Interstate continues to lease its operating facilities from Mr. Sykes and paid rent of approximately $93,000 for the lease of this facility in fiscal 1997. Mr. Sykes has the right to require the Company to purchase the property at its appraised value, estimated by management to be between $1.0 million and $1.4 million. Mr. Sykes has exercised this right, and the Company expects to complete the acquisition of this property by the end of May, 1998.

                                 SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on April 27, 1998.

                                    PALEX, INC.

                                    By:/s/ Edward E. Rhyne
                                    ------------------------------------
                                      Edward E. Rhyne
                                      Vice President and General Counsel