Form 10-Q
period 1998-03-29
PALEX INC
filed 1998-05-13
CIK 1029448

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 29, 1998

                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

                       Commission File Number: 000-22237

                                  PALEX, INC.
             (Exact name of Registrant as specified in its charter)

           DELAWARE                                      76-0520673
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
          incorporation)                                or organization)

      1360 POST OAK BLVD., SUITE 800
             HOUSTON, TEXAS                                  77056
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: 713-350-6030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 13, 1998 was 18,358,578.

                                  PALEX, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1998

                                     INDEX

Part I - Financial Information

Item 1 - Financial Statements

General Information..............................................................    3

Consolidated Balance Sheets - PalEx, Inc. and Subsidiaries as
of December 28, 1997 and March 29, 1998..........................................    5

Consolidated Statements of Income - PalEx, Inc. and Subsidiaries
for the Three Month Periods Ended March 30, 1997 and March 29, 1998..............    6

Consolidated Statement of Changes in Stockholders' Equity-
PalEx, Inc. and Subsidiaries for the Three Month Period
Ended March 29, 1998.............................................................    7

Consolidated Statements of Cash Flows - PalEx, Inc. and Subsidiaries
for the Three Month Periods Ended March 30, 1997 and March 29, 1998..............    8

Notes to the Consolidated Financial Statements...................................    9

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations........................................................   19

Part II - Other Information

Item 1 - Legal Proceedings.......................................................   23

Item 2 - Recent Sales of Unregistered Securities.................................   23

Item 6 - Exhibits and Reports on Form 8-K........................................   24

Signature........................................................................   25

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

Subsequent to the acquisition of the Founding Companies and the Offering and during fiscal 1997, PalEx acquired five additional companies. Sheffield Lumber & Pallet Company, Inc. ("Sheffield"), Sonoma Pacific Company ("Sonoma"), Bay Area Pallet ("Bay Area") and New London Pallet ("New London") were accounted for as poolings-of-interests (the "Pooled Companies"). The fifth acquisition, Summers Pallet Manufacturing, Inc. ("Summers"), was accounted for as a purchase.

     After fiscal 1997, and through March 29, 1998, the Company acquired nine additional companies, four of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, LLC ("Western") were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The other five companies, Consolidated Drum Reconditioning, Inc. ("CDR"), American Pallet Recyclers ("APR"), Capital Pallet Company ("Capital"), Pallet Outlet Company, Inc. ("POC") and Southern Pallet Company ("Southern") were accounted for as purchases (the "1998 Purchased Companies" and, together with Summers, the "Purchased Companies"). Five of the nine companies acquired after fiscal 1997 and through March 29, 1998 are engaged in the reconditioning and rebuilding of industrial steel containers.

Unless the context otherwise requires, all references herein to the Company include PalEx, the Founding Companies, the Pooled Companies, the 1998 Pooled Companies and the Purchased Companies.

Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the related notes thereto and management's discussion and analysis and the Supplemental Consolidated Financial Statements of PalEx, Inc. and Subsidiaries as of December 28, 1997 and related notes thereto as filed on the Company's Form 8-K, as amended on April 28, 1998.

                          PALEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                               March 29, 1998
                                                                                      December 28, 1997          (UNAUDITED)
                                                                                      -----------------       -----------------
                                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents...........................................................        $  7,448               $  2,821
Accounts receivable, net of allowance of $617 and $756..............................          21,592                 32,161
Inventories.........................................................................          20,383                 26,059
Deferred income taxes...............................................................             945                    770
Other current assets................................................................           3,387                  3,587
                                                                                            --------               --------

          Total current assets......................................................          53,755                 65,398

PROPERTY, PLANT AND EQUIPMENT, net..................................................          37,850                 48,506
GOODWILL, net of accumulated amortization of $593 and $935..........................          26,262                 81,541
OTHER ASSETS........................................................................           2,138                  2,201
                                                                                            --------               --------

          Total assets..............................................................        $120,005               $197,646
                                                                                            ========               ========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit......................................................................        $  1,150                $    --
Current maturities of long-term debt................................................           1,057                    372
Accounts payable....................................................................           9,342                 13,369
Accrued expenses....................................................................           5,094                  7,848
Income taxes payable................................................................           1,407                  2,008
                                                                                               -----                  -----

          Total current liabilities.................................................          18,050                 23,597

LONG-TERM DEBT, net of current maturities...........................................          30,673                 93,006

DEFERRED REVENUE....................................................................             568                    830
DEFERRED INCOME TAXES...............................................................           3,167                  3,197
OTHER LONG-TERM LIABILITIES.........................................................             110                    196
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value,
5,000,000 shares authorized, no
shares issued.......................................................................              --                    --
Common stock, $.01 par value,
30,000,000 shares authorized, 17,644,520 and
18,358,578 outstanding..............................................................             176                   183
Additional paid-in capital..........................................................          54,107                62,793
Unearned compensation...............................................................          (1,770)               (1,770)
Retained earnings...................................................................          14,924                15,614
                                                                                             -------               -------
                                                                                              67,437                76,820
                                                                                             -------               -------
                  Total liabilities and stockholders' equity                                $120,005              $197,646
                                                                                            ========              ========


 The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                    THREE MONTH PERIOD ENDED
                                                                    ------------------------

                                                               MARCH 30, 1997      MARCH 29, 1998
                                                               --------------      --------------
REVENUES....................................................          $39,797            $68,970
COST OF GOODS SOLD..........................................           33,837             56,370
                                                                      -------            -------

  Gross profit..............................................            5,960             12,600

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES................            3,166              6,580
POOLING EXPENSES............................................               --              1,651
COMPENSATION DIFFERENTIAL ..................................              298              1,062
GOODWILL AMORTIZATION.......................................               --                342
                                                                       ------             ------
  Income from operations....................................            2,496              2,965

INTEREST EXPENSE............................................              (79)              (937)
OTHER INCOME (EXPENSE), NET.................................             (204)                 7
                                                                       ------             ------
INCOME BEFORE INCOME TAXES..................................            2,213              2,035

PROVISION FOR INCOME TAXES..................................              871                875
                                                                       ------             ------

NET INCOME......................................................       $1,342             $1,160
                                                                       ======             ======

NET INCOME PER SHARE............................................         $.12               $.06

NET INCOME PER SHARE-DILUTED...................................          $.12               $.06

NET INCOME PER SHARE-DILUTED, ADJUSTED FOR
 POOLING EXPENSES AND OWNER'S COMPENSATION DIFFERENTIAL........          $.13               $.15

Shares used in computing net income per share...................   11,223,804         17,920,864

Shares used in computing net income
 per share-diluted..............................................   11,362,165         18,376,703


   The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                          Common Stock     Capital in                                                 Total
                                         ---------------   Excess of        Unearned            Retained         Stockholders'
                                         Shares   Amount   Par Value       Compensation         Earnings             Equity
                                         ------   ------   ----------      ------------         --------             ------
BALANCE, December 28, 1997               17,644     $176      $54,107          $(1,770)          $14,924             $67,437

Acquisition of purchased companies          715        7        9,043               --                --               9,050
Purchase of minority interest in
  pooled company                             --       --         (480)              --                --                (480)
Capital contributions                        --       --          123               --                --                 123
Adjustment to conform year-end of
  pooled companies                           --       --           --               --              (470)               (470)
Net income                                   --       --           --               --             1,160               1,160
                                         ------     ----      -------          -------           -------             -------
BALANCE, March 29, 1998                  18,359     $183      $62,793          $(1,770)          $15,614             $76,820
                                         ======     ====      =======          =======           =======             =======


  The accompanying notes are an integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          THREE MONTH PERIOD ENDED
                                                                          ------------------------

                                                                      MARCH 30, 1997    MARCH 29, 1998
                                                                      --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income.......................................................... $  1,342          $  1,160
      Net loss for Fraser for one-month transition period................      (66)                -
      Adjustment to conform fiscal year-end of Pooled Companies..........      467              (470)
     Unearned compensation...............................................     (280)                -
     Cash acquired from pooled company at inception......................       51                 -
     Adjustments to reconcile net income to net cash
        used in operating activities -
          Depreciation and amortization..................................      971             2,012
          Deferred income taxes..........................................      363               108
          Gain on sale of assets.........................................        -               (22)
          Changes in operating assets and liabilities -
            Accounts receivable..........................................   (2,370)           (3,594)
            Inventories..................................................   (1,624)           (2,883)
            Other current assets.........................................      536                95
            Accounts payable and accrued expenses........................   (1,092)            2,159
            Other assets and liabilities.................................   (2,342)               83
            Deferred income..............................................   (  221)              262
                                                                          --------          --------

        Net cash used in operating activities............................   (4,265)           (1,090)
                                                                          --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment...........................   (1,135)           (2,194)
     Proceeds from sale of equipment.....................................        -               105
     Cash paid for business acquisitions, net of cash acquired...........   (1,098)          (51,753)
                                                                          --------          --------
        Net cash used in investing activities............................   (2,233)          (53,842)
                                                                          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowings (repayments) on line of credit                             261            (1,150)
     Proceeds from long-term debt........................................    6,667            72,950
     Payments on long-term debt..........................................  (14,717)          (21,015)
     Net proceeds from issuance of common stock..........................   20,441                 -
     Distributions and dividends.........................................   (7,375)                -
     Purchase of minority interest in pooled company.....................        -              (480)
                                                                          --------          --------

        Net cash provided by financing activities........................    5,277            50,305
                                                                          --------          --------

NET DECREASE IN CASH AND CASH EQUIVALENTS................................   (1,221)           (4,627)
CASH AND CASH EQUIVALENTS -beginning of period                               2,865             7,448
                                                                          --------          --------

CASH AND CASH EQUIVALENTS -end of period                                  $  1,644          $  2,821
                                                                          ========          ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for -
        Interest......................................................... $    221          $    611
        Income taxes..................................................... $     95          $    274

 The accompanying notes are an integral part of these consolidated financial statements.

                            PALEX AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 29, 1998
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

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

    Subsequent to the acquisition of the Founding Companies and the Offering and during fiscal 1997, PalEx acquired five additional companies, four of which were accounted for as poolings-of-interests (the "Pooled Companies"). The fifth acquisition, Summers Pallet Manufacturing, Inc. ("Summers"), was accounted for as a purchase.

    After fiscal 1997, and through March 29, 1998, the Company acquired nine additional companies, four of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, LLC ("Western") were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The remainder were accounted for as purchase accounting transactions (the "1998 Purchased Companies"). Five of the nine companies are engaged in the reconditioning and rebuilding of industrial steel containers.

    The historical consolidated financial statements for the quarter ended March 30, 1997 have been retroactively restated for the acquisitions of the Pooled Companies and the 1998 Pooled Companies.

    The Company's headquarters are in Houston, Texas, with significant manufacturing operations located in Texas, California, Florida, Illinois and North Carolina. Sales are made throughout the United States with significant concentrations in the southeastern, midwestern and western regions of the United States serving primarily agricultural and industrial customers. Revenues related to the agricultural customers are highly seasonal, occurring primarily during the harvesting season.

    Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisitions of Ridge, Interstate and Summers (the "Purchased Companies") and the 1998 Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and liabilities assumed has been assigned and recorded based on estimates of fair value and may be revised as additional information concerning the valuation of such assets and liabilities becomes available. The accompanying consolidated financial statements present Fraser combined with the Pooled Companies and the 1998 Pooled Companies for the periods presented, and include the Purchased Companies and the 1998 Purchased Companies from their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the financial statements and notes thereto included in Form 8-K, as amended on April 28, 1998.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During 1997, PalEx changed its year-end to the last Sunday in the calendar year from November 30. Accordingly, it maintains its accounting records using a 52/53-week year ending on the last Sunday in December. Each quarter contains 13 weeks, unless otherwise noted.

Acme, DSF and CCC previously reported on year-ends of April 30, October 31 and November 30, respectively. The results of operations for Acme have been conformed to the fiscal-year end of PalEx. The results of operations included herein for the three months ended March 30, 1997 include DSF and CCC for their respective three-month periods ended January 31 and February 28, 1997. An adjustment has been made to the accompanying consolidated statements of stockholders' equity and cash flows for the three months ended March 29, 1998 to reflect the transition periods of DSF and CCC.

There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Supplemental Consolidated Financial Statements of PalEx as filed in Company's Form 8-K, as amended on April 28, 1998.

3. CREDIT FACILITY

On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998 (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $125.0 million which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding, Pooled, Summers and the 1998 Pooled and 1998 Purchased Companies, future acquisitions, capital expenditures, letters of credit and working capital. Advances under the Credit Facility bear interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London Interbank Offering Rate ("LIBOR") plus a margin ranging from 75 to 175 basis points, depending on the ratio noted above. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10 million. There were letter of credit commitments of approximately $3.1 million outstanding under the Credit Facility at March 29, 1998. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with certain financial covenants, including fixed charge coverage, funded debt to earnings before taxes, depreciation, interest and amortization and tangible assets to total liabilities ratios. The Company was in compliance with the covenants at March 29, 1998. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable January 29, 2003. The approximate level of borrowings available under the Credit Facility at March 29, 1998 was approximately $40.0 million. The Company's subsidiaries have guaranteed the repayment, and the outstanding stock of each of the Company's subsidiaries has been pledged to secure the repayment, of all amounts due under the Credit Facility.

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

On April 22, 1997, the Company sold an additional 450,000 shares of Common Stock at a price to the public of $7.50 per share (generating net proceeds to the Company of approximately $3.1 million after underwriting discounts and commissions) pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering.

5. EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." The Company adopted SFAS No. 128 for the year ended December 28, 1997. SFAS No. 128 simplifies the standards required for computing earnings per share and replaces the presentation of primary net income per share and fully diluted net income per share with a presentation of basic net income per share ("Net income per share") and diluted net income per share ("Net income per share - diluted"). Net income per share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income per share - diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Net income per share - diluted is computed similarly to fully diluted net income per share under previous accounting rules. The March 30, 1997 net income per share and net income per share - diluted amounts have been restated in accordance with SFAS No. 128.

Net income per share was computed using 11,223,804 shares (the weighted average number of shares attributable to Fraser, the shares issued in acquisition of the Pooled and 1998 Pooled Companies, the shares issued in the acquisition of Ridge and Interstate, the shares issued pursuant to the Offering, the shares issued to Main Street Capital Partners, L.P. and PalEx management and the shares issued to the profit sharing plans of the Founding Companies) for the quarter ended March 30, 1997. Net income per share for the quarter ended March 29, 1998 is based on 17,920,864 weighted average outstanding shares, which, in addition to the aforementioned shares, includes shares issued in consideration for the acquisition of Summers and companies acquired during the quarter that were accounted for as purchases, as well as the weighted average outstanding shares issued pursuant to the over-allotment option.

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

The Pooled Companies were S Corporations for income tax purposes and, accordingly, any income tax liabilities for the periods prior to the acquisition date are the responsibility of the respective stockholders. For purposes of these consolidated financial statements, federal and state income taxes have been provided as if these companies had filed C Corporation tax returns for the preacquisition periods. The current income tax expense of these S Corporations is reflected in the consolidated financial statements in the provision for income taxes and as an increase to capital in excess of par.

The Company intends to file a consolidated federal income tax return which includes the operations of the Founding, Pooled, 1998 Pooled Companies and Purchased Companies for periods subsequent to the respective acquisitions. Each of the Companies will file a "short period" federal income tax return through their respective acquisition dates.

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

POTENTIAL ENVIRONMENTAL LIABILITY

In February 1998, the Company acquired DSF, a steel drum reconditioning company with a facility in Florida. DSF is a wholly-owned subsidiary of the Company. In 1982, DSF was notified by the U.S. Environmental Protection Agency (the "EPA") and the Florida Department of Environmental Regulation (the "DER") that they believed that DSF might be a potentially responsible party ("PRP") regarding the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the DER discovered arsenic contamination in a shallow monitoring well adjacent to it. The DSF facility is a portion of the 57 acres constituting the Zellwood Site. The Company believes that DSF and its former sole shareholder were among approximately 25 entities and individuals identified as PRPs by the EPA.

Between March 1990 and July 1996, the EPA issued various unilateral administrative orders and notices to DSF and various other PRPs. Those orders and notices demanded reimbursement from PRPs of approximately $2 million of the EPA's costs regarding the Zellwood Site and requested the PRPs to accept financial responsibility for additional clean-up efforts. During that time, the EPA estimated that the cost of the selected remedy for soil at the Zellwood Site would be approximately $1 million and the cost of the selected remedy for groundwater at the Zellwood Site would be approximately $5.1 million. DSF and the other PRPs did not agree to the EPA's demands or agree to fund any additional clean-up. In April 1997, the EPA issued an order unilaterally withdrawing its previous orders. Since that withdrawal order, the EPA has not taken any formal administrative or civil action against DSF or its former shareholder.

DSF has maintained comprehensive general liability insurance coverage for over 25 years and has notified various insurers of the EPA's claims regarding the Zellwood Site. A number of those insurers' policies did not contain an exclusion for pollution. In 1992, DSF settled a claim with an insurer for an amount that covered a substantial portion of the costs Drum Service had incurred in dealing with the EPA and the DER. DSF has identified other umbrella liability policies for which coverage may also be available and has been approached by the insurer under two of those policies seeking a settlement. The Company does not know when, if ever, the EPA may make a claim against DSF regarding the Zellwood Site. Further, the Company cannot estimate the amount of any such claim or, in light of the existence of other PRPs, the extent of any liability of DSF.

The Company and DSF will continue to evaluate the availability of additional insurance coverage for this matter.



OPERATING LEASE AGREEMENTS

The Company conducts a portion of its operations and warehouses certain of its products in leased facilities under leases accounted for as operating leases.


The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $850,000 and $573,000 in the three months ended March 30, 1997 and March 29, 1998, respectively.

8.  BUSINESS SEGMENTS

The company has two business segments, one operating in the pallet industry and the other in the steel drum reconditioning industry. The Pallet segment produces, recycles and sells wooden pallets in the United States primarily for use in agricultural and industrial markets. The Drum segment reconditions steel drums in the United States primarily for use in agricultural and industrial markets. There were no significant intercompany sales between the two segments for the three month period ended March 30, 1997 and March 29, 1998.

                                                      For the three month period ended
-----------------------------------------------------------------------------------------------------------------------------------
                                    March 30, 1997                                      March 29, 1998
-----------------------------------------------------------------------------------------------------------------------------------
                                     Pallet           Drum        Consolidated           Pallet           Drum       Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                           $  26,574      $    13,223      $  39,797        $     51,953     $     17,017       $   68,970
                                   =========      ===========      =========        ============     ============       ==========
Earnings contribution              $   2,900      $      (404)     $   2,496        $      4,533     $       (552)      $    3,981
                                   =========      ===========                       ============     ============

Corporate expenses                                                         -                                                 (674)

Interest expense                                                         (79)                                                (937)

Amortization of goodwill                                                   -                                                 (342)
Other income (expenses)                                                 (204)                                                   7
                                                                   ---------                                            ---------
Income before provision
  for income taxes                                                 $   2,213                                            $   2,035
                                                                   =========                                            =========

Operating assets -
  Accounts receivable              $  14,238      $     7,679      $  21,917        $     21,230     $     10,931       $  32,161
                                   =========      ===========                       ============     ============
  Inventories                      $  13,983      $     2,251         16,234        $     22,162     $      3,897          26,059
                                   =========      ===========                       ============     ============
  Property and equipment, net      $  26,054      $     6,945         32,999        $     37,649     $     10,857          48,506
                                   =========      ===========                       ============     ============
  Other assets                                                        29,132                                               90,920
                                                                   ---------                                            ---------
     Total assets                                                  $ 100,282                                            $ 197,646
                                                                  ==========                                            =========

Earnings contribution for the Drum segment for the quarter ended March 29, 1998 includes charges of $1.7 million for investment advisory fees related to the acquisition of one of the 1998 Pooled Companies and compensation differential (the difference between previous owners' and officers' compensation before the acquisitions and the amounts to which they have agreed to prospectively) of $1.1 million incurred in conjunction with the acquisition of Acme and Western. There were no pooling expenses for the quarter ended March 30, 1997. Compensation differential was approximately $298,000 for the three months ended March 30, 1997.

9.  PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma statements of income for the three month period ended March 30, 1997 and March 29, 1998 includes the results of PalEx combined with the Founding Companies, the Pooled Companies, the 1998 Pooled Companies, Summers and the 1998 Purchased Companies as if the acquisitions had occurred as of January 1, 1997. The unaudited pro forma statements of income include the effects of certain reductions in salaries and benefits to the former owners of the Founding, Pooled, 1998 Pooled and 1998 Purchased Companies and Summers to which they have agreed prospectively, adjustment for pooling expenses and compensation differential incurred in conjunction with the acquisition of Acme and Western, amortization of goodwill resulting from the acquisitions, income tax expense as if income was subject to federal and state income taxes during the period, and changes in interest expense resulting from the repayment or refinancing of debt. The unaudited pro forma statements of income may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because, among other matters, (i) the Founding, Pooled, 1998 Pooled and 1998 Purchased Companies and Summers were not under common control or management and (ii) the Company used the purchase method to establish a new basis of accounting to record the Purchased Companies.

                         PALEX, INC. AND SUBSIDIARIES
                    STATEMENTS OF PRO FORMA COMBINED INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTH PERIOD ENDED
                                             ------------------------
                                      MARCH 30, 1997           MARCH 29, 1998
                                      --------------           --------------

REVENUES..............................    $71,598                  $79,345
COST OF GOODS SOLD....................     58,083                   64,803
                                           ------                   ------

     Gross profit.....................     13,515                   14,542

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES..............      5,376                    6,813
GOODWILL AMORTIZATION.................        666                      675
                                              ---                      ---

     Income from operations...........      7,473                    7,054

INTEREST EXPENSE......................    (1,128)                   (1,313)
OTHER INCOME (EXPENSE), NET...........      (383)                       48
                                            -----                       --

INCOME BEFORE INCOME TAXES............      5,962                    5,789
PROVISION FOR INCOME TAXES............      2,492                    2,421
                                            -----                    -----

NET INCOME............................    $ 3,470                  $ 3,368
                                          =======                  =======

NET INCOME PER SHARE - DILUTED               $.19                     $.18

Shares used in computing net income
 per share - diluted.................. 18,496,939               18,814,417




10.  SUBSEQUENT EVENT

  On April 29, 1998, the Company notified its largest customer, CHEP USA ("CHEP"), that PalEx was terminating all existing agreements with CHEP. Effective that date, the Company ceased supplying CHEP with new pallets and provided advance notice (generally, ten to sixty days) under contractual arrangements to discontinue repair and depot services for CHEP.

The termination of the Company's relationship with CHEP is expected to affect the operations of certain of the Company's facilities in the southeastern and western United States. Certain facilities dedicated to CHEP production may be closed. Operations at certain facilities will be reduced, while others will be converted to alternative business activities. Management expects reductions in the work force to occur.

The Company's results of operations for the quarter ended June 28, 1998 will include an after tax charge to continuing operations of between $1.0 and $3.0 million representing management's estimate of the restructuring costs associated with the conversion or closing of facilities. Management is in the process of evaluating the impact on earnings of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for possible application.



                                  PALEX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion should be read in conjunction with the Supplemental Consolidated Financial Statements of the Company and related notes thereto which are included in the Company's Form 8-K, as amended. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward-looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors discussed in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

The results of operations for the periods presented include Fraser, the Pooled Companies and the 1998 Pooled Companies. In addition, the Purchased Companies are included from their respective dates of acquisition.

Quarterly results may be materially affected by the timing and magnitude of acquisitions, assimilation costs, costs of opening new facilities, gain or loss of a material customer, variation in product mix and weather conditions. Accordingly, the operating results for any interim period are not necessarily indicative of the results that may be achieved for any subsequent interim period or for a full fiscal year.

THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 29, 1998

The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):


                                                                  THREE MONTHS ENDED
                                                               ------------------------

                                                            MARCH 30, 1997    MARCH 29, 1998
                                                            --------------    --------------
Revenues..............................                    $39,797    100.0%   $68,970    100.0%
Cost of Sales.........................                     33,837     85.0     56,370     81.7
                                                           ------     ----    -------     ----

Gross profit..........................                      5,960     15.0     12,600     18.3
Selling, general and administrative
expenses..............................                      3,166      8.0      6,580      9.5

Pooling expenses......................                          -        -      1,651      2.4

Compensation differential.............                        298       .7      1,062      1.5
Amortization of goodwill..............                          -        -        342       .5
                                                           ------     ----    -------     ----

Income from operations................                      2,496      6.3      2,965      4.4

Interest expense......................                        (79)     (.2)      (937)    (1.4)
Other income (expense), net...........                       (204)     (.5)         7        -
                                                           ------     ----    -------     ----

Income before income taxes............                      2,213      5.6       2035      3.0
Provision for income taxes............                        871      2.2        875      1.3
                                                              ---      ---    -------     ----
Net income............................                     $1,342      3.4%   $ 1,160      1.7%
                                                           ======      ===    =======     ====

Revenues increased 73.3% from approximately $39.8 million in the three months ended March 30, 1997 to $69.0 million in the three months ended March 29, 1998. This increase was primarily attributable to the acquisition of Ridge, Interstate and the other Purchased Companies and to an increase in the average sales price of new pallets, resulting from higher raw material costs, a portion of which was passed on to customers in the form of higher sales prices.

Unit sales of new pallets increased from approximately 1.7 million units for the three months ended March 30, 1997 to approximately 3.0 million units for the three months ended March 29, 1998. Unit sales of repaired and used pallets increased from approximately 1.9 million units for the three months ended March 30, 1997 to approximately 2.8 million units for the three months ended March 29, 1998. Unit sales of agricultural harvesting boxes and specialty bins increased from approximately 5,000 units for the three months ended March 30, 1997 to approximately 44,400 units for the three months ended March 29, 1998. Unit sales of reconditioned drums increased from approximately 777,000 units for the three months ended March 30, 1997 to approximately 1.0 million for the three months ended March 29, 1998.

Gross profit increased from approximately $6.0 million for the three months ended March 30, 1997 to $12.6 million for the three months ended March 29, 1998, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues increased from 15.0% for the three months ended March 30, 1997 to 18.3% for the three months ended March 29, 1998, primarily as a result of the higher gross margins that accompany sales of repaired and used pallets. The

Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates and continued changes in product mix. Gross profit for the drum segment increased because of increases in sales prices, lower costs for raw drums and improvements in reconditioning methods.

Selling, general and administrative costs increased from approximately $3.2 million in the three months ended March 30, 1997 to $6.6 million in the three months ended March 29, 1998 and were 8.0% and 9.5% of revenues, respectively. This increase is generally attributable to the Purchased Companies and to the increased costs associated with being a public company.

Interest expense increased to approximately $.9 million for the quarter ended March 29, 1998, primarily as a result of the additional borrowings related to the acquisitions of the Purchased Companies.

Federal and state income taxes have been provided on the earnings of Fraser, the Pooled Companies and the 1998 Pooled Companies for the three month periods ended March 30, 1997 and March 29, 1998 and on Ridge, Interstate, Summers and the 1998 Purchased Companies from their respective dates of acquisition. The provision for income taxes for the three months ended March 30, 1997 includes a charge of approximately $488,000 representing deferred income taxes for Fraser at the time of the Offering which were not previously recorded because of Fraser's status under Subchapter S of the Internal Revenue Code.

As a result of the foregoing, net income for the three months ended March 29, 1998 decreased to approximately $1.2 million from $1.3 million for the three months ended March 30, 1997.

The results of operations for the three months ended March 29, 1998 include charges of approximately $1.7 million and $1.1 million for pooling expenses and compensation differential, respectively. There were no pooling expenses for the quarter ended March 30, 1997. Compensation differential was approximately $298,000 for the three months ended March 30, 1997.


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

On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998 (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $125.0 million which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding, Pooled, Summers, and the 1998 Pooled and 1998 Purchased Companies, future acquisitions, capital expenditures, letters of credit and working capital. Advances under the Credit Facility bear interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London Interbank Offering Rate ("LIBOR") plus a margin ranging from 75 to 175 basis points, depending on the ratio noted above. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10 million. There were letter of credit commitments of approximately $3.1 million outstanding under the Credit Facility at March 29, 1998. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with certain financial covenants, including fixed charge coverage, funded debt to earnings before taxes, depreciation, interest and amortization and tangible assets to total liabilities ratios. The Company was in compliance with the covenants at March 29, 1998. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable January 29, 2003. The approximate level of borrowings available under the Credit Facility at March 29, 1998 was approximately $40.0 million. The Company's subsidiaries have guaranteed the repayment, and the outstanding stock of each of the Company's subsidiaries has been pledged to secure the repayment, of all amounts due under the Credit Facility.

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

SUBSEQUENT EVENT

  On April 29, 1998, the Company notified its largest customer, CHEP USA ("CHEP"), that PalEx was terminating all existing agreements with CHEP. Effective that date, the Company ceased supplying CHEP with new pallets and provided advance notice (generally, ten to sixty days) under contractual arrangements to discontinue repair and depot services for CHEP.

The termination of the Company's relationship with CHEP is expected to affect the operations of certain of the Company's facilities in the southeastern and western United States. Certain facilities dedicated to CHEP production may be closed. Operations at certain facilities will be reduced, while others will be converted to alternative business activities. Management expects reductions in the work force to occur.

The Company's results of operations for the quarter ended June 28, 1998 will include an after tax charge to continuing operations of between $1.0 and $3.0 million representing management's estimate of the restructuring costs associated with the conversion or closing of facilities. Management is in the process of evaluating the impact on earnings of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for possible application.

SEASONALITY

The pallet manufacturing business can be subject to seasonal variations in operations and demand. The Company has a significant number of agricultural customers and typically experiences the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May) with significantly lower demand in the summer months. Yearly results can fluctuate significantly in this region depending on the size of the citrus and produce harvests, which, in turn, largely depend on the occurrence and severity of freezing weather and changes in rainfall. Adverse weather conditions may also affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost. The Company's locations serving predominantly manufacturing and industrial customers experience less seasonality. Management believes that the effects of such seasonality will diminish as the Company grows and expands its customer base both internally and through acquisition.

The Company's drum reconditioning segment is seasonally impacted in the southeastern and western United States by the agricultural industries. Reconditioned drum sales are strongest during a period generally beginning in April and extending through September, with preseason production for this period running from January through March.


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

Sonoma Pacific and their stockholders are parties to non-competition agreements which may restrict until July 31, 1998 Sonoma Pacific's and its affiliates' and their former stockholders' ability to engage in any activity or business enterprise or own an interest in any entity which engages in any activity or business enterprise which competes with First Alliance Logistics Management, L.L.C. (the "Alliance"), an organization whose membership includes pallet recyclers and manufacturers and was created to pursue the national and global marketing and management of pallet systems, including the sale or leasing of pallets. The Company has been notified by the Alliance that it intends to enforce the terms of the non-compete agreements as it deems appropriate, although the Alliance has not to date commenced legal proceedings and the Company does not know when, if ever, such proceedings would commence. The agreements explicitly exclude from their coverage any product or services offered or sold by Sonoma Pacific before October 1995, which management believes are the same products or services currently offered by Sonoma Pacific. Because of the noncompete provisions' short duration and exclusion of business currently conducted Sonoma Pacific, the Company believes that such agreements will not have a material adverse effect on its operations.


------------------------------------------------------------------------------

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES
Set forth below is certain information concerning all sales of securities by the Company during the three month period ended March 29, 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

Between February 12, 1998 and March 29, 1998, the Company issued 3,624,215 and 714,057 shares of Common Stock as part of the consideration for the acquisitions of the 1998 Pooled and 1998 Purchased Companies, respectively. These shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     Exhibit
       No.
 ------------

    27.0    Financial Data Schedule

b)      Reports on Form 8-K

        On February 27, 1998, the Company filed a Current Report on Form 8-K, which was amended on Form 8-K/A on April 28, 1998, to report the Company's acquisition of CDR and Acme in two separate transactions on February 12, 1998 and February 23, 1998, respectively. CDR was accounted for as a purchase and Acme was accounted for as a pooling-of-interests.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PALEX, INC.

Date:  May 13, 1998                    By:  /s/ Casey A. Fletcher
                                            ---------------------

                                            Casey A. Fletcher
                                            Chief Accounting Officer