Form 10-Q
period 1998-06-28
PALEX INC
filed 1998-08-11
CIK 1029448

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 28, 1998.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 10, 1998 was 18,943,306.

                                  PALEX, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1998

                                     INDEX


Part I - Financial Information

Item 1 - Financial Statements


General Information................................................................................................        3

Consolidated Balance Sheets - PalEx, Inc. and Subsidiaries as of December 28, 1997 and June 28, 1998...............        4

Consolidated Statements of Income - PalEx, Inc. and Subsidiaries
for the Three and Six Month Periods Ended June 29, 1997 and June 28, 1998..........................................        5

Consolidated Statement of Changes in Stockholders' Equity- PalEx, Inc. and Subsidiaries for the
Six Month Period Ended June 28, 1998...............................................................................        6

Consolidated Statements of Cash Flows - PalEx, Inc. and Subsidiaries for the Six Month Periods
Ended June 29, 1997 and June 28, 1998..............................................................................        7

Notes to the Consolidated Financial Statements.....................................................................        8


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.....................       17

Part II - Other Information........................................................................................

Item 1 - Legal Proceedings.........................................................................................       22

Item 2 - Recent Sales of Unregistered Securities...................................................................       22

Item 6 - Exhibits and Reports on Form 8-K..........................................................................       23

Signature..........................................................................................................       24

                                  PALEX, INC.
                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GENERAL INFORMATION

PalEx, Inc. ("PalEx" or the "Company") was founded in January 1996 to create a national provider of pallet products and related services. On March 25, 1997, concurrently with the closing of the initial public offering (the "Offering") of its Common Stock, par value $.01 per share (the "Common Stock"), PalEx acquired the following three businesses in separate transactions (the "Acquisitions"):
Fraser Industries, Inc. ("Fraser"), Ridge Pallets, Inc. ("Ridge") and Interstate Pallet Co., Inc. ("Interstate" and, together with Fraser and Ridge, collectively referred to as the "Founding Companies"). The consideration for the Acquisitions of the Founding Companies consisted of a combination of cash and Common Stock. Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisitions of Ridge and Interstate were accounted for using the purchase method of accounting.

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

After fiscal 1997, and through June 28, 1998, the Company acquired twelve additional companies, four of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, LLC ("Western") were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The other eight companies, Consolidated Drum Reconditioning, Inc. ("CDR"), American Pallet Recyclers ("APR"), Capital Pallet Company ("Capital"), Pallet Outlet Company, Inc. ("POC"), Southern Pallet Company ("Southern"), Shipshewana Pallet Co., Inc. ("Shipshewana"), Gilbert Lumber, Inc. ("Gilbert"), and Valley Pallets, Inc. ("Valley") were accounted for as purchases (the "1998 Purchased Companies" and, together with Summers, the "Purchased Companies"). Five of the twelve companies acquired after fiscal 1997 and through June 28, 1998 are engaged in the reconditioning and rebuilding of industrial steel containers.

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

                         PALEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           December 28, 1997     June  28, 1998
                                                                                           -----------------     --------------
                                                                                                                  (Unaudited)
                                         ASSETS

CURRENT ASSETS:
Cash and cash equivalents...............................................................            $  7,448           $ 13,728
Accounts receivable, net of allowance of $617 and $1,287................................              21,592             34,431
Inventories.............................................................................              20,383             25,901
Deferred income taxes...................................................................                 945                671
Other current assets....................................................................               3,387              5,794
                                                                                                    --------           --------
     Total current assets...............................................................              53,755             80,525

PROPERTY, PLANT AND EQUIPMENT, net......................................................              37,850             52,959
GOODWILL, net of accumulated amortization of $593 and $1,626............................              26,262             94,893
OTHER ASSETS............................................................................               2,138              1,528
                                                                                                    --------           --------
     Total assets.......................................................................            $120,005           $229,905
                                                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of credit..........................................................................            $  1,150           $     --
Current maturities of long-term debt....................................................               1,057                355
Accounts payable........................................................................               9,342             13,170
Accrued restructuring charge............................................................                  --              2,502
Accrued expenses........................................................................               5,094              9,849
Income taxes payable....................................................................               1,407                724
                                                                                                    --------           --------
     Total current liabilities..........................................................              18,050             26,600

LONG-TERM DEBT, net of current maturities...............................................              30,673            109,202
CONVERTIBLE NOTES PAYABLE                                                                                 --              8,424

DEFERRED REVENUE........................................................................                 568                363
DEFERRED INCOME TAXES...................................................................               3,167              2,876
OTHER LONG-TERM LIABILITIES.............................................................                 110                 --
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued...........                  --                 --
Common stock, $.01 par value, 30,000,000 shares authorized,
17,644,520 and 18,937,620 outstanding...................................................                 176                189
Additional paid-in capital..............................................................              54,107             68,238
Unearned compensation...................................................................              (1,770)            (1,770)
Retained earnings.......................................................................              14,924             15,783
                                                                                                    --------           --------
                                                                                                      67,437             82,440
                                                                                                    --------           --------
     Total liabilities and stockholders' equity.........................................            $120,005           $229,905
                                                                                                    ========           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                        THREE MONTH PERIOD                 SIX  MONTH PERIOD
                                                                        ------------------                 -----------------
                                                                              ENDED                              ENDED
                                                                              -----                              -----
                                                                     JUNE 29, 1997   JUNE 28, 1998   JUNE 29, 1997   JUNE 28, 1998
                                                                     -------------   -------------   -------------   -------------
REVENUES.....................................................          $    63,866     $    83,362     $   103,663     $   152,332
COST OF GOODS SOLD...........................................               52,947          67,093          86,784         123,463
INVENTORY VALUATION ADJUSTMENT...............................                   --           2,183              --           2,183
                                                                       -----------     -----------     -----------     -----------
   Gross profit..............................................               10,919          14,086          16,879          26,686

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................                5,554           8,463           8,720          15,043
POOLING EXPENSES.............................................                   --             190              --           1,841
COMPENSATION DIFFERENTIAL....................................                  337              --             635           1,062
GOODWILL AMORTIZATION........................................                  145             691             145           1,033
RESTRUCTURING CHARGE.........................................                   --           2,834              --           2,834
                                                                       -----------     -----------     -----------     -----------
   Income from operations....................................                4,883           1,908           7,379           4,873

INTEREST EXPENSE.............................................                 (553)         (1,960)           (771)         (2,897)
OTHER INCOME (EXPENSE), NET..................................                   40             346             (25)            353
                                                                       -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES...................................                4,370             294           6,583           2,329
PROVISION FOR INCOME TAXES...................................                1,752             125           2,623           1,000
                                                                       -----------     -----------     -----------     -----------
NET INCOME...................................................          $     2,618     $       169     $     3,960     $     1,329
                                                                       ===========     ===========     ===========     ===========

NET INCOME PER SHARE.........................................          $       .15     $       .01     $       .28     $       .07

NET INCOME PER SHARE-DILUTED.................................          $       .15     $       .01     $       .27     $       .07

NET INCOME PER SHARE-DILUTED, ADJUSTED FOR
 POOLING EXPENSES AND OWNER'S COMPENSATION
   DIFFERENTIAL..............................................          $       .17     $       .02     $       .32     $       .23


Shares used in computing net income per share................           17,250,054      18,463,796      14,236,928      18,192,330

Shares used in computing net income per share-diluted........           17,455,408      18,813,758      14,433,633      18,603,916

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                Common Stock   Capital in                                 Total
                                                ------------    Excess of     Unearned     Retained   Stockholders'
                                               Shares  Amount   Par Value   Compensation   Earnings       Equity
                                               ------  ------   ---------   ------------   --------       ------
BALANCE, December 28, 1997                     17,644    $176     $54,107        $(1,770)   $14,924      $67,437

Acquisition of purchased companies              1,291      13      14,737             --         --       14,750
Purchase of minority interest in
 pooled company                                    --      --        (751)            --         --         (751)
Exercise of stock options                           3      --          22             --         --           22
Capital contribution                               --      --         123             --         --          123
Adjustment to conform year-end of
 pooled companies                                  --      --          --             --       (470)        (470)
Net income                                         --      --          --             --      1,329        1,329
                                               ------    ----     -------   ------------    -------      -------
BALANCE, June 28, 1998                         18,938    $189     $68,238        $(1,770)   $15,783      $82,440
                                               ======    ====     =======   ============    =======      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                      SIX MONTH PERIOD ENDED
                                                                                                      ----------------------
                                                                                                  JUNE 29, 1997   JUNE 28, 1998
                                                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................................       $  3,960        $  1,329
    Net loss for Fraser for one-month transition period.........................................            (66)             --
    Adjustment to conform fiscal year-end of Pooled Companies...................................            467            (470)
   Unearned compensation........................................................................            (52)             --
   Cash acquired from pooled company at inception...............................................             51              --
   Adjustments to reconcile net income to net cash provided by operating activities -
      Depreciation and amortization.............................................................          2,998           4,290
      Deferred income taxes.....................................................................            387             (17)
      Loss (gain) on sale of assets....................................................................      82             (25)
      Changes in operating assets and liabilities -
       Accounts receivable......................................................................         (4,949)         (2,164)
       Inventories..............................................................................         (1,241)          1,396
       Other current assets.....................................................................           (650)         (2,112)
       Accounts payable and accrued expenses....................................................            245           2,983
       Other assets and liabilities.............................................................            392             302
       Deferred income..........................................................................           (229)           (205)
                                                                                                       --------        --------
    Net cash provided by operating activities...................................................          1,395           5,307
                                                                                                       --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment...................................................         (3,871)         (5,680)
   Proceeds from sale of equipment..............................................................            263             563
   Cash paid for business acquisitions, net of cash acquired....................................         (1,098)        (49,752)
                                                                                                       --------        --------
    Net cash used in investing activities.......................................................         (4,706)        (54,869)
                                                                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on line of credit................................................          1,144          (1,150)
   Proceeds from long-term debt.................................................................         22,092         117,275
   Payments on long-term debt...................................................................        (34,868)        (59,554)
   Net proceeds from issuance of common stock...................................................         21,868              --
   Net proceeds from exercise of stock options..................................................             --              22
   Distributions and dividends..................................................................         (7,866)            ---
   Purchase of minority interest in pooled company..............................................             --            (751)
                                                                                                       --------        --------
    Net cash provided by financing activities...................................................          2,370          55,842
                                                                                                       --------        --------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS...........................................           (941)          6,280
CASH AND CASH EQUIVALENTS -beginning of period..................................................          2,865           7,448
                                                                                                       --------        --------
CASH AND CASH EQUIVALENTS -end of period........................................................       $  1,924        $ 13,728
                                                                                                       ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for -
    Interest....................................................................................       $    457        $  2,497
    Income taxes................................................................................       $    615        $  1,683

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 28, 1998
                                  (UNAUDITED)

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

After fiscal 1997, and through June 28, 1998, the Company acquired twelve additional companies, four of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, LLC ("Western") were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The remainder were accounted for as purchase accounting transactions (the "1998 Purchased Companies"). Five of the twelve companies are engaged in the reconditioning and rebuilding of industrial steel containers.

The Company's headquarters are in Houston, Texas, with significant manufacturing operations located in Texas, Georgia, Ohio, Arkansas, California, Florida, Illinois and North Carolina. Sales are made throughout the United States with significant concentrations in the southeastern, midwestern and western regions of the United States serving primarily agricultural and industrial customers. Revenues related to the agricultural customers are highly seasonal, occurring primarily during the harvesting season.

Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisitions of Ridge, Interstate and Summers, and the 1998 Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and liabilities assumed has been assigned and recorded based on estimates of fair value and may be revised for the 1998 Purchased Companies as additional information concerning the valuation of such assets and liabilities becomes available. The accompanying consolidated financial statements present Fraser combined with the Pooled Companies and the 1998 Pooled Companies for the periods presented, and include the Purchased Companies and the 1998 Purchased Companies from their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the Company's supplemental consolidated financial statements and notes thereto included in Form 8-K, as amended on April 28, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

During 1997, PalEx changed its year-end to the last Sunday in the calendar year from November 30. Accordingly, it maintains its accounting records using a 52/53-week year ending on the last Sunday in December. Each quarter contains 13 weeks, unless otherwise noted.

Acme, DSF and CCC previously reported on year-ends of April 30, October 31 and November 30, respectively. The results of operations for Acme have been conformed to the fiscal-year end of PalEx. The results of operations included herein for the three and six month periods ended June 29, 1997 include DSF and CCC for their respective three month periods ended April 30 and May 31, 1997. An adjustment has been made to the accompanying consolidated statements of stockholders' equity and cash flows for the six month period ended June 28, 1998 to reflect the transition periods of DSF and CCC.

There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Supplemental Consolidated Financial Statements of PalEx as filed in Company's Form 8-K, as amended on April 28, 1998.

3.  LONG TERM DEBT

On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998 (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $125.0 million which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. Advances under the Credit Facility bear interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London Interbank Offering Rate ("LIBOR") plus a margin ranging from 75 to 200 basis points, depending on the ratio noted above. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10 million. There were letter of credit commitments of approximately $ 3.0 million outstanding under the Credit Facility at June 28, 1998. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with financial covenants, including fixed charge coverage, certain funded debt to earnings before taxes, depreciation, interest, amortization and tangible assets to liabilities ratios. The Company was in compliance with the covenants at June 28, 1998. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable January 29, 2003. The approximate level of borrowings available under the Credit Facility at June 28, 1998 was $17.0 million. The Company's subsidiaries have guaranteed the repayment, and the outstanding stock of each of the Company's subsidiaries has been pledged to secure the repayment, of all amounts due under the Credit Facility.

The Company issued approximately $8.4 million in subordinated convertible notes to certain former owners of companies acquired during 1998. These notes, which bear interest at rates ranging from seven to eight percent, include provisions that allow conversion into shares of the Company's common stock beginning on the first anniversary date of the notes at conversion prices ranging from $12.45 to $15.86 per share. If the notes are not converted, they become due and payable on the second anniversary of the notes. At the Company's option, the notes may be prepaid at any time during the conversion period.

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

5.  EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." The Company adopted SFAS No. 128 for the year ended December 28, 1997. SFAS No. 128 simplifies the standards required for computing earnings per share and replaces the presentation of primary net income per share and fully diluted net income per share with a presentation of basic net income per share ("Net income per share") and diluted net income per share ("Net income per share - diluted"). Net income per share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income per share - diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Net income per share
- diluted is computed similarly to fully diluted net income per share under previous accounting rules. Net income per share and net income per share - diluted amounts for the three and six month periods ended June 30, 1997 have been restated in accordance with SFAS No. 128.

Net income per share was computed using 17,250,054 and 14,236,928 shares, respectively (the weighted average number of shares attributable to Fraser and the other Founding Companies, the shares issued in acquisition of the Pooled and 1998 Pooled Companies, the shares issued pursuant to the Offering, the shares issued to Main Street Capital Partners, L.P. and PalEx management and the shares issued to the profit sharing plans of the Founding Companies) for the three and six month periods ended June 29, 1997. Net income per share for the three and six month periods ended June 28, 1998 is based on 18,463,796 and 18,192,330 weighted average outstanding shares, respectively, which, in addition to the aforementioned shares, includes shares issued in consideration for the acquisition of Summers, the 1998 Purchased Companies, shares issued in connection with the exercise of stock options, as well as the weighted average outstanding shares issued and pursuant to the over-allotment option. The shares used in computing net income per share-diluted also includes the effect of unexercised stock options under the treasury method.

6.  INCOME TAXES

Prior to the Acquisitions, the stockholders of Fraser elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under these provisions, Fraser did not pay federal and certain state income taxes because their stockholders paid income taxes on their proportionate share of Fraser's earnings. Commencing with the Acquisitions and the Offering, the Company began to be taxed at applicable federal and state income tax rates.

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

The Company intends to file a consolidated federal income tax return which includes the operations of the Founding, Pooled, 1998 Pooled, and Purchased Companies for periods subsequent to the respective acquisitions. Each of the Companies will file a "short period" federal income tax return through their respective acquisition dates.

Fraser recorded a charge to income tax expense of approximately $488,000 on March 25, 1997 representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S.

7.  COMMITMENTS AND CONTINGENCIES

LITIGATION

In February 1998, the Company acquired DSF, a steel drum reconditioning company with a facility in Florida. DSF is a wholly-owned subsidiary of the Company. In 1982, DSF was notified by the U.S. Environmental Protection Agency (the "EPA") that it believed that DSF might be a potentially responsible party ("PRP") regarding the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the Florida Department of Environmental Regulation discovered arsenic contamination in a shallow monitoring well adjacent to it. The DSF facility is a portion of the 57 acres constituting the Zellwood Site. The Company believes that DSF and its former sole shareholder were among approximately 25 entities and individuals identified as PRPs by the EPA.

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

On June 12, 1998 a suit was filed in the United States District Court for the Middle District of Florida (Orlando Division) against DSF and certain other
PRPs with respect to the Zellwood Site (United States of America v. Drum
                                       ---------------------------------
Service Co. of Florida, John Michael Murphy, Douglass Fertilizer & Chemical,
----------------------------------------------------------------------------
Inc., et, al., Civil No. 98-687-Civ-Orl-22C) (the "Zellwood Suit"). In this
--------------
lawsuit, the EPA is seeking reimbursement of past costs incurred at the Zellwood Site during the past 17 years and a declaratory judgment for future response costs.

DSF has maintained comprehensive general liability insurance coverage for over 25 years, and a number of the policies providing such coverage did not contain exclusions for environmental contamination. DSF has notified the insurers that issued such policies of the EPA's claims regarding the Zellwood Site and the commencement of the Zellwood Suit. To the extent DSF's liabilities and expenses with respect to the Zellwood Site and Zellwood Suit exceed its insurance recoveries, the former shareholders of DSF have agreed to indemnify DSF and the Company and hold them harmless.

DSF and several other PRP's are currently negotiating with the EPA to settle the Zellwood Suit. DSF intends to vigorously defend the Zellwood Suit and pursue its insurance coverage with respect to losses and expenses incurred in connection with the Zellwood Site. Although there can be no assurance as to any ultimate liability of DSF under the Zellwood Suit, the amount of recoveries from other PRPs or the insurance coverage, or the amount of insurance recoveries, the Company's management believes that DSF's insurance coverage, recoveries from other PRPs and the indemnification obligations of DSF's former shareholders will be adequate to cover any liability or expenses of DSF arising from the Zellwood Suit.

The Company is involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

INSURANCE

The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy.

The Company is self-insured for certain medical claims up to $50,000 per person per year. Provisions for expected future payments are accrued and are based on the Company's estimate of its aggregate liability for all open and unreported claims.

OPERATING LEASE AGREEMENTS

The Company conducts a portion of its operations and warehouses certain of its products in leased facilities under leases accounted for as operating leases.

The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $1,335,000 and $1,326,000 for the six month periods ended June 29, 1997 and June 28, 1998, respectively.

8.  BUSINESS SEGMENTS

The company has two business segments, one operating in the pallet industry and the other in the steel drum reconditioning industry. The Pallet segment produces, recycles and sells wooden pallets in the United States primarily for use in agricultural and industrial markets. The Drum segment reconditions steel drums in the United States primarily for use in agricultural and industrial markets. There were no significant intercompany sales between the two segments for the three and six month periods ended June 29, 1997 and June 28, 1998.

                                                                 For the three month periods ended
                                                                 ---------------------------------
                                                         June 29, 1997                       June 28, 1998
                                                         -------------                       -------------
                                                Pallet     Drum     Consolidated    Pallet      Drum    Consolidated
                                                ------     ----     ------------    ------      ----    ------------
Revenues                                        $47,679   $16,187       $ 63,866    $ 60,489   $22,873      $ 83,362
                                               ========  ========       ========   =========  ========      ========
Earnings contribution                           $ 5,326   $   228       $  5,554    $  3,084   $ 3,656      $  6,740
                                               ========  ========                  =========  ========

Corporate expenses                                                          (526)                             (1,307)

Interest expense                                                            (553)                             (1,960)

Amortization of goodwill                                                    (145)                               (691)
Restructuring charge                                                          --                              (2,834)
Other income (expenses)                                                       40                                 346
                                                                        --------                            --------
Income before provision for income taxes                                $  4,370                            $    294
                                                                        ========                            ========

                                                                  For the six month periods ended
                                                                  -------------------------------
                                                         June 29, 1997                       June 28, 1998
                                                         -------------                       -------------
                                                Pallet     Drum     Consolidated    Pallet      Drum    Consolidated
                                                ------     ----     ------------    ------      ----    ------------
Revenues                                        $74,253   $29,410       $103,663    $112,442   $39,890      $152,332
                                               ========  ========       ========   =========  ========      ========
Earnings contribution                           $ 8,226   $  (176)      $  8,050    $  7,617   $ 3,180        10,797
                                               ========  ========                  =========  ========

Corporate expenses                                                          (526)                             (2,057)

Interest expense                                                            (771)                             (2,897)

Amortization of goodwill                                                    (145)                             (1,033)
Restructuring charge                                                          --                              (2,834)
Other income (expenses)                                                      (25)                                353
                                                                        --------                            --------
Income before provision for income taxes                                $  6,583                            $  2,329
                                                                        ========                            ========


                                                      As of June 29, 1997                 As of June 28, 1998
                                                      -------------------                 -------------------
                                                Pallet     Drum     Consolidated    Pallet      Drum    Consolidated
                                                ------     ----     ------------    ------      ----    ------------
Operating assets -
 Accounts receivable                            $ 7,800   $16,586       $ 24,386    $ 22,828   $11,603      $ 34,431
                                                =======   =======                   ========   =======
Inventories                                     $13,693   $ 2,158         15,851    $ 22,336   $ 3,565      $ 25,901
                                                =======   =======                   ========   =======
Property and equipment, net                     $28,339   $ 6,032         34,371    $ 42,491   $10,468      $ 52,959
                                                =======   =======                   ========   =======
Other assets                                                              26,920                            $116,614
                                                                        --------                            --------
Total assets                                                            $101,528                            $229,905
                                                                        ========                            ========

Earnings contribution for the Drum segment for the six month period ended June 28, 1998 includes charges of approximately $1.8 million for investment advisory fees related to the acquisition of one of the 1998 Pooled Companies and compensation differential (the difference between previous owners' and officers' compensation before the acquisitions and the amounts to which they have contractually agreed) of approximately $1.1 million incurred in conjunction with the acquisition of Acme and Western. There were no pooling expenses for the three and six month periods ended June 29, 1997. Pooling expenses for the three month period ended June 28, 1998 were approximately $190,000. Compensation differential was approximately $337,000 and $635,000 for the three and six month periods ended June 29, 1997, respectively.

Earnings contribution for the Pallet segment for the three and six month periods ended June 28, 1998 include an inventory valuation adjustment of $2,183,000.


9.  RESTRUCTURING CHARGE

On April 29, 1998, the Company notified its largest customer, CHEP USA ("CHEP"), that PalEx was terminating all existing agreements with CHEP. Effective that date, the Company ceased supplying CHEP with new pallets and provided advance notice (generally, ten to sixty days) under contractual arrangements to discontinue repair and depot services for CHEP.

The termination of the Company's relationship with CHEP affected the operations of certain of the Company's facilities in the southeastern and western United States. As a result, management has adopted a restructuring plan, which was approved by the Board of Directors, to evaluate closure, curtail operations, and/or convert to alternative business activities for eight facilities dedicated to CHEP production.

The Company's results of operations for the three and the six month periods ended June 28, 1998 include a charge to continuing operations of approximately $5.0 million, which represents management's estimate of the restructuring costs associated with the closure, curtailment, and conversion of facilities. Of the $5.0 million charge to continuing operations, approximately $2.2 million relates to an inventory valuation adjustment to reduce CHEP-related raw and partially processed lumber and supplies to net realizable value. Approximately $2.0 million of the charge to continuing operations relates to facility closure costs such as lease cancellation fees and penalties for the facilities and other potential operating costs and expenses. The remaining $0.8 million charge to continuing operations relates to severance pay associated with termination of employees at the CHEP-related facilities. Approximately $172,000 and $31,000 has been charged to the accrual for inventory write down and other restructuring expenses, respectively. The Company has laid off approximately 225 employees to date and expects to lay off 225 additional employees over the next few months. The majority of the employees laid off or expected to be laid off are production employees. Management believes that all CHEP related restructuring will be completed by the end of its current fiscal year.

The results of operations for the three and the six month periods ended June 29, 1997 includes revenues of approximately $16.7 million and $31.3 million, respectively, relating to CHEP, while revenues for the three and six month periods ended June 28, 1998 includes revenues of approximately $10.0 million and $24.6 million, respectively.

10. PRO FORMA RESULTS OF OPERATIONS

The following unaudited pro forma combined statements of income for the three and six month periods ended June 29, 1997 and June 28, 1998 includes the results of PalEx combined with the Founding Companies, the Pooled Companies, the 1998 Pooled Companies, Summers and the 1998 Purchased Companies as if the acquisitions had occurred as of January 1, 1997. The unaudited pro forma combined statements of income include the effects of certain reductions in salaries and benefits to the former owners of the Founding, Pooled, 1998 Pooled and 1998 Purchased Companies and Summers to which they have contractually agreed, adjustment for pooling expenses and compensation differential incurred in conjunction with the acquisition of Acme and Western, amortization of goodwill resulting from the acquisitions, income tax expense as if income was subject to federal and state income taxes during the period, and changes in interest expense resulting from the repayment or refinancing of debt. The unaudited pro forma combined statements of income may not be comparable to and may not be indicative of the Company's post- acquisition results of operations because, among other matters, (i) the Founding, Pooled, 1998 Pooled and 1998 Purchased Companies and Summers were not under common control or management and
(ii) the Company used the purchase method to establish a new basis of accounting to record the acquisition of Ridge, Interstate, and the Purchased Companies.

                         PALEX, INC. AND SUBSIDIARIES
                    STATEMENTS OF PRO FORMA COMBINED INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                      THREE MONTH PERIOD ENDED         SIX MONTH PERIOD ENDED
                                                                   ------------------------------  ------------------------------
                                                                   JUNE 29, 1997   JUNE 28, 1998   JUNE 29, 1997   JUNE 28, 1998
                                                                   --------------  --------------  --------------  --------------
REVENUES........................................................     $    89,220     $    91,554     $   169,598     $   180,532
COST OF GOODS SOLD..............................................          71,426          73,270         136,302         144,650
INVENTORY VALUATION ADJUSTMENT..................................              --           2,183              --           2,183
                                                                     -----------     -----------     -----------     -----------
    Gross profit................................................          17,794          16,101          33,296          33,699

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES....................           7,857          10,036          14,216          19,308
GOODWILL AMORTIZATION...........................................             784             794           1,567           1,586
RESTRUCTURING EXPENSE...........................................              --           2,834              --           2,834
                                                                     -----------     -----------     -----------     -----------
    Income from operations......................................           9,153           2,437          17,513           9,971

INTEREST EXPENSE................................................          (1,678)         (2,197)         (3,274)         (3,728)
OTHER INCOME (EXPENSE), NET.....................................            (238)            344            (466)            392
                                                                     -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES......................................           7,237             584          13,773           6,635
PROVISION FOR INCOME TAXES......................................           2,879             246           5,615           2,786
                                                                     -----------     -----------     -----------     -----------
NET INCOME......................................................     $     4,358     $       338     $     8,158     $     3,849
                                                                     ===========     ===========     ===========     ===========

NET INCOME PER SHARE - DILUTED..................................     $       .23     $       .02     $       .43     $       .20

NET INCOME PER SHARE - DILUTED, EXCLUDING AFTER TAX EFFECT OF
   INVENTORY VALUATION ADJUSTMENT AND
   RESTRUCTURING EXPENSE........................................     $       .23     $       .17     $       .43     $       .35

Shares used in computing net income per share - diluted.........      19,140,593      19,287,582      19,132,037      19,349,462

11. SUBSEQUENT EVENTS


Between June 28, 1998 and August 10, 1998, the Company acquired certain assets and liabilities and the ongoing businesses of Continental Pallet Company, a pallet recycler, McCook Drum & Barrel Co., Inc., a steel drum reconditioner and Duckert Pallet, Inc., a manufacturer of new pallets, for approximately $5.4 million in cash, convertible notes and the Companys common stock in transactions which will be accounted for as purchase business combinations.

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


THREE MONTH PERIODS ENDED JUNE 29, 1997 AND JUNE 28, 1998

The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                     JUNE 29, 1997     JUNE 28, 1998
                                                                     -------------     -------------
Revenues..........................................................  $63,866   100.0%  $83,362   100.0%
Cost of Sales.....................................................   52,947    82.9    67,093    80.5
Inventory Valuation Adjustment....................................       --      --     2,183     2.6
                                                                    -------   -----   -------   -----
Gross profit......................................................   10,919    17.1    14,086    16.9
Selling, general and administrative expenses......................    5,554     8.7     8,463    10.2
Pooling expenses..................................................       --      --       190      .2
Compensation differential.........................................      337      .5        --      --
Amortization of goodwill..........................................      145      .2       691      .8
Restructuring charge..............................................       --      --     2,834     3.4
                                                                    -------   -----   -------   -----
Income from operations............................................    4,883     7.7     1,908     2.3
Interest expense..................................................     (553)    (.9)   (1,960)   (2.4)
Other income, net.................................................       40      --       346      .4
                                                                    -------   -----   -------   -----
Income before income taxes........................................    4,370     6.8       294      .3
Provision for income taxes........................................    1,752     2.7       125      .1
                                                                    -------   -----   -------   -----
Net income........................................................  $ 2,618     4.1%  $   169      .2%
                                                                    =======   =====   =======   =====

Revenues increased 30.5% from approximately $63.9 million in the three month period ended June 29, 1997 to $83.4 million in the three month period ended June 28, 1998. This increase was primarily attributable to revenues of the Purchased Companies acquired subsequent to June 29, 1997.

Pro Forma unit sales of new pallets decreased from approximately 3.8 million units for the three month period ended June 29, 1997 to approximately 3.5 million units for the three month period ended June 28, 1998. Pro Forma unit sales of repaired and used pallets increased from approximately 3.6 million units for the three month period ended June 29, 1997 to approximately 4.2 million units for the three month period ended June 28, 1998. Pro Forma unit sales of agricultural harvesting boxes and specialty bins increased from approximately 22,000 units for the three month period ended June 29, 1997 to approximately 48,000 units for the three month period ended June 28, 1998. Pro Forma unit sales of reconditioned drums were relatively unchanged at 1.5 million units for the three month periods ended June 29, 1997 and June 28, 1998.

Gross profit increased from approximately $10.9 million for the three month period ended June 29, 1997 to $14.1 million for the three month period ended June 28, 1998, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues decreased from 17.1% for the three month period ended June 28, 1997 to 16.9% for the three month period ended June 28, 1998. Gross profit, excluding the inventory valuation adjustment attributable to the termination of the Company's relationship with CHEP, increased from $10.9 million or 17.1% of sales for the three month period ended June 29, 1997 to $16.3 million or 19.5% of sales for the three month period ended June 28, 1998, an increase primarily attributable to the higher gross margins that accompany sales of repaired and used pallets and from reconditioned drum sales. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, continued changes in product mix and changes in raw materials costs. Gross profit for the drum segment increased because of increases in sales prices, lower costs for raw drums and improvements in reconditioning methods.

Selling, general and administrative costs increased from approximately $5.6 million, or 8.7% of revenues, in the three month period ended June 29, 1997 to $8.5 million, or 10.2% of revenues, in the three month period ended June 28, 1998. This increase is generally attributable to the Purchased Companies acquired subsequent to June 29, 1997 and to the increased costs associated with being a public company.

The termination of the Company's relationship with CHEP affected the operations of certain of the Company's facilities in the southeastern and western United States. Three facilities dedicated to CHEP production are being evaluated for closure. Operations at certain facilities were reduced, while others are being converted to alternative business activities. As of June 28, 1998 approximately 225 employees have been laid off due to the termination of the CHEP relationship. The Company anticipates that an additional 225 employees will be laid off. The Company's results of operations for the three month period ended June 28, 1998 includes an after tax charge to continuing operations of approximately $2.9 million, or $.15 per diluted common share, which represents the effect of management's estimate of costs associated with the conversion or closing of facilities.

Interest expense increased to approximately $2.0 million for the three month period ended June 28, 1998, primarily as a result of the additional borrowings related to the acquisitions of the Purchased Companies and the 1998 Purchased Companies.

Federal and state income taxes have been provided on the earnings of Fraser, the Pooled Companies and the 1998 Pooled Companies for the three month periods ended June 29, 1997 and June 28, 1998 and on Ridge, Interstate and the Purchased Companies from their respective dates of acquisition.

As a result of the foregoing, net income for the three month period ended June 28, 1998 decreased from $2.6 million for the three month period ended June 29, 1997 to approximately $0.2 million.

SIX  MONTH PERIODS ENDED JUNE 29, 1997 AND JUNE 28, 1998

The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                               SIX MONTHS ENDED
                                                                    --------------------------------------
                                                                      JUNE 29, 1997       JUNE 28, 1998
                                                                    ------------------  ------------------
Revenues..........................................................   $103,663   100.0%   $152,332   100.0%
Cost of Sales.....................................................     86,784    83.7     123,463    81.0
Inventory Valuation Adjustment....................................         --      --       2,183     1.4
                                                                     --------   -----    --------   -----
Gross profit......................................................     16,879    16.3      26,686    17.6
Selling, general and administrative expenses......................      8,720     8.4      15,043     9.9
Pooling expenses..................................................         --      --       1,841     1.2
Compensation differential.........................................        635      .6       1,062      .7
Amortization of goodwill..........................................        145      .1       1,033      .7
Restructuring charge..............................................         --      --       2,834     1.9
                                                                     --------   -----    --------   -----
Income from operations............................................      7,379     7.2       4,873     3.2
Interest expense..................................................       (771)    (.7)     (2,897)   (1.9)
Other income (expense), net.......................................        (25)     --         353      .2
                                                                     --------   -----    --------   -----
Income before income taxes........................................      6,583     6.5       2,329     1.5
Provision for income taxes........................................      2,623     2.7       1,000      .6
                                                                     --------   -----    --------   -----
Net income........................................................   $  3,960     3.8%   $  1,329     0.9%
                                                                     ========   =====    ========   =====


Revenues increased 46.9% from approximately $103.7 million in the six month period ended June 29, 1997 to $152.3 million in the six month period ended June 28, 1998. This increase was primarily attributable to the acquisition of Ridge, Interstate and the Purchased Companies.

Pro forma unit sales of new pallets decreased from approximately 7.2 million units for the six month period ended June 29, 1997 to approximately 7.0 million units for the six month period ended June 28, 1998. Pro Forma unit sales of repaired and used pallets increased from approximately 7.0 million units for the six month period ended June 29, 1997 to approximately 8.3 million units for the six month period ended June 28, 1998. Pro Forma unit sales of agricultural harvesting boxes and specialty bins increased from approximately 29,000 units for the six month period ended June 29, 1997 to approximately 92,000 units for the six month period ended June 28, 1998. Pro Forma unit sales of reconditioned drums increased from approximately 2.9 million for the six month period ended June 29, 1997 to approximately 3.0 million for the six month period ended June 28, 1998.

Gross profit increased from approximately $16.9 million for the six month period ended June 29, 1997 to $26.7 million for the six month period ended June 28, 1998, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues increased from 16.3% for the six month period ended June 29, 1997 to 17.6% for the six month period ended June 28, 1998. Gross profit, excluding the inventory valuation adjustment attributable to the termination of the Company's relationship with CHEP, increased from $16.9 million or 16.3% of sales for the six month period ended June 28, 1997 to $28.9 million or 19.0% of sales for the six month period ended June 28, 1998, an increase primarily attributable to the higher gross margins that accompany sales of repaired and used pallets and from reconditioned drum sales. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, continued changes in product mix and changes in raw materials costs. Gross profit for the drum segment increased because of increases in sales prices, lower costs for raw drums and improvements in reconditioning methods.

Selling, general and administrative costs increased from approximately $8.7 million, or 8.4% of revenues, in the six month period ended June 29, 1997 to $15.0 million, or 9.9% of revenues, in the six month period ended June 28, 1998. This increase is generally attributable to the Purchased Companies and to the increased costs associated with being a public company.

The termination of the Company's relationship with CHEP affected the operations of certain of the Company's facilities in the southeastern and western United States. Three facilities dedicated to CHEP production are being evaluated for closure.

Operations at certain facilities were reduced, while others are being converted to alternative business activities. As of June 28, 1998, approximately 225 employees have been laid off due to the termination of the CHEP relationship. The Company anticipates that an additional 225 employees will be laid off. The Company's results of operations for the six month period ended June 28, 1998 includes an after tax charge to continuing operations of approximately $2.9 million or $.15 per diluted common share, which represents management's estimate of costs associated with the conversion or closing of facilities.

Interest expense increased to approximately $2.9 million for the six months ended June 28, 1998, primarily as a result of the additional borrowings related to the acquisitions of the Purchased Companies and the 1998 Purchased Companies.

Federal and state income taxes have been provided on the earnings of Fraser, the Pooled Companies and the 1998 Pooled Companies for the six month periods ended June 29, 1997 and June 28, 1998 and on Ridge, Interstate and the Purchased Companies from their respective dates of acquisition. The provision for income taxes for the six month period ended June 29, 1997 includes a charge of approximately $488,000 representing deferred income taxes for Fraser at the time of the Offering which were not previously recorded because of Fraser's status under Subchapter S of the Internal Revenue Code.

As a result of the foregoing, net income for the six month period ended June 28, 1998 decreased from $4.0 million for the six month period ended June 29, 1997 to approximately $1.3 million.

The results of operations for the six month period ended June 28, 1998 include charges of approximately $1.8 million and $1.1 million for pooling expenses and compensation differential, respectively. There were no pooling expenses for the six month period ended June 29, 1997. Compensation differential was approximately $635,000 for the six months ended June 29, 1997.


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

On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998 (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $125.0 million which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding, Pooled, Summers, and the 1998 Pooled and 1998 Purchased Companies, future acquisitions, capital expenditures, letters of credit and working capital. Advances under the Credit Facility bear interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London Interbank Offering Rate ("LIBOR") plus a margin ranging from 75 to 200 basis points, depending on the ratio noted above. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10 million. There were letter of credit commitments of approximately $3.0 million outstanding under the Credit Facility at June 28, 1998. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with financial covenants, including fixed charge coverage, certain funded debt to earnings before taxes, depreciation, interest, amortization and tangible assets to liabilities ratios. The Company was in compliance with the covenants at June 28, 1998. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable January 29, 2003. The approximate level of borrowings available under the Credit Facility at June 28, 1998 was approximately $17.0 million. The Company's subsidiaries have guaranteed the repayment, and the outstanding stock of each of the Company's subsidiaries has been pledged to secure the repayment, of all amounts due under the Credit Facility.

The Company issued approximately $8.4 million in subordinated convertible notes to certain former owners of PalEx subsidiaries acquired during 1998. These notes, which bear interest at rates ranging from seven to eight percent, include provisions that allow conversion into shares of the Company's common stock beginning on the first anniversary date of the notes at conversion prices ranging from $12.45 to $15.86 per share. If the notes are not converted, they become due and payable on the second anniversary of the notes. At the Company's option, the notes may be prepaid at any time during the conversion period. The notes mature in 2000.

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


YEAR 2000 ISSUES

The Company uses software and related technologies throughout its businesses that will be affected by the "Year 2000 Problem", which is common to most businesses and relates to the inability of information systems and computer software programs to properly recognize and process date-sensitive information as the year 2000 approaches. The Company is in the process of modifying the software in its information technology systems so that all of such software will be Year 2000 compliant. The Company believes that it and its vendors will be able to modify all such software in time to minimize any detrimental effects to its operations. There can be no assurance, however, that the Company or its software vendors will complete all modifications to all material information technology systems in a timely manner. The Company's non-information technology systems that may be affected by the Year 2000 Problem continue to be studied, including those non-information technology features that are used directly in the Company's manufacturing processes.

The Company will continue to consider the likelihood of a material business interruption due to the Year 2000 Problem, and if necessary implement an appropriate contingency plan.

Although it is not possible to accurately estimate the costs of this information systems analysis, the Company expects that such costs will not be material to the Company's financial position or the results of operations. Failure of the Company, its vendors or its customers to have Year 2000 compliant systems in place could have a material adverse effect on the Company.

                                  PALEX, INC.
                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 1998, the Company acquired DSF, a steel drum reconditioning company with a facility in Florida. DSF is a wholly-owned subsidiary of the Company. In 1982, DSF was notified by the U.S. Environmental Protection Agency (the "EPA") that it believed that DSF might be a potentially responsible party ("PRP") regarding the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the Florida Department of Environmental Regulation discovered arsenic contamination in a shallow monitoring well adjacent to it. The DSF facility is a portion of the 57 acres constituting the Zellwood Site. The Company believes that DSF and its former sole shareholder were among approximately 25 entities and individuals identified as PRPs by the EPA.

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

On June 12, 1998 a suit was filed in the United States District Court for the Middle District of Florida (Orlando Division) against DSF and certain other
PRPs with respect to the Zellwood Site (United States of America v. Drum
                                       ---------------------------------
Service Co. of Florida, John Michael Murphy, Douglass Fertilizer & Chemical,
----------------------------------------------------------------------------
Inc., et, al., Civil No. 98-687-Civ-Orl-22C) (the "Zellwood Suit"). In this
--------------
lawsuit, the EPA is seeking reimbursement of past costs incurred at the Zellwood Site during the past 17 years and a declaratory judgment for future response costs.

DSF has maintained comprehensive general liability insurance coverage for over 25 years, and a number of the policies providing such coverage did not contain exclusions for environmental contamination. DSF has notified the insurers that issued such policies of the EPA's claims regarding the Zellwood Site and the commencement of the Zellwood Suit. To the extent DSF's liabilities and expenses with respect to the Zellwood Site and Zellwood Suit exceed its insurance recoveries, the former shareholders of DSF have agreed to indemnify DSF and the Company and hold them harmless.

DSF and several other PRP's are currently negotiating with the EPA to settle the Zellwood Suit. DSF intends to vigorously defend the Zellwood Suit and pursue its insurance coverage with respect to losses and expenses incurred in connection with the Zellwood Site. Although there can be no assurance as to any ultimate liability of DSF under the Zellwood Suit, the amount of recoveries from other PRPs or the insurance coverage, or the amount of insurance recoveries, the Company's management believes that DSF's insurance coverage, recoveries from other PRPs and the indemnification obligations of DSF's former shareholders will be adequate to cover any liability or expenses of DSF arising from the Zellwood Suit.

The Company is involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the opinion of the Company's management, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

Set forth below is certain information concerning all sales of securities by the Company during the quarter ended June 28, 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

The Company acquired the stock of Shipshewana Pallet Co., Inc. and Valley Pallets, Inc. and its related companies on May 21, 1998 and June 17, 1998, respectively, for aggregate consideration consisting of approximately $9.0 million in cash and 576,000 shares of the Company's common stock, par value $.01 per share. The shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS

     Exhibit
       No.
       ---

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

                                               PALEX, INC.

Date:   August 11, 1998                        By:   /s/ Casey A. Fletcher
                                                     ---------------------
                                                     Casey A. Fletcher
                                                     Chief Accounting Officer