Form 10-Q
period 1998-09-27
PALEX INC
filed 1998-11-12
CIK 1029448

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 27, 1998.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 12, 1998 was 19,568,359.

                             PALEX, INC. FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1998

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS
General Information.........................................................................................  3

Consolidated Balance Sheets -- PalEx, Inc. and Subsidiaries as of December 28, 1997
  and September 27, 1998....................................................................................  4

Consolidated Statements of Income -- PalEx, Inc. and Subsidiaries for the Three and Nine Month
  Periods Ended September 28, 1997 and September 27, 1998...................................................  5

Consolidated Statement of Changes in Stockholders' Equity -- PalEx, Inc. and Subsidiaries for the Nine
  Month Period Ended September 27, 1998.....................................................................  6

Consolidated Statements of Cash Flows -- PalEx, Inc. and Subsidiaries for the Nine Month Periods
  Ended September 28, 1997 and September 27, 1998...........................................................  7

Notes to the Consolidated Financial Statements..............................................................  8

Item 2  -- Management's Discussion and Analysis of Financial Condition
  and Results of Operations................................................................................. 17

Part II -- Other Information................................................................................ 23

Item 2  -- Recent Sales of Unregistered Securities.......................................................... 23

Item 6  -- Exhibits and Reports on Form 8-K................................................................. 23

Signature................................................................................................... 24

                  PALEX, INC. PART I -- FINANCIAL INFORMATION

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

  Subsequent to the acquisition of the Founding Companies and the Offering and during fiscal 1997, PalEx acquired 5 additional companies. Sheffield Lumber & Pallet Company, Inc. ("Sheffield"), Sonoma Pacific Company ("Sonoma"), Bay Area Pallet Company ("Bay Area") and New London Pallet, Inc. ("New London") were accounted for as poolings-of-interests (the "Pooled Companies"). The fifth acquisition, Summers Pallet Manufacturing, Inc. ("Summers"), was accounted for as a purchase.

  During fiscal 1998, the Company has acquired 17 additional companies, 4 of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, Limited Liability Company ("Western") were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The other 13 companies, Consolidated Drum Reconditioning, Inc. ("CDR"), American Pallet Recyclers, Inc. ("APR"), Capital Pallet, Incorporated ("Capital"), Pallet Outlet Company, Inc. ("POC"), Southern Pallets, Inc. ("Southern"), Shipshewana Pallet Co., Inc. ("Shipshewana"), Gilbert Lumber Inc. ("Gilbert"), Valley Pallets, Inc. ("Valley"), Duckert Pallet Co., Inc. ("Duckert"), Continental Associated Investments Co. ("Continental"), Isaacson Lumber Company ("Isaacson"), McCook Drum & Barrel Co., Inc. ("McCook"), and SMG Corporation ("SMG") were accounted for as purchases (the "1998 Purchased Companies" and, together with Summers, the "Purchased Companies"). Six of the 17 companies acquired after fiscal 1997 and through September 1998 are engaged in the reconditioning and rebuilding of industrial steel containers. SMG is engaged in the rental of pallets in Canada.

  Unless the context otherwise requires, all references herein to the Company include PalEx, the Founding Companies, the Pooled Companies, the 1998 Pooled Companies and the Purchased Companies.

  Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the related notes thereto and management's discussion and analysis and the Supplemental Consolidated Financial Statements of PalEx, Inc. and Subsidiaries as of December 28, 1997 and related notes thereto as filed on the Company's Form 8-K dated February 12, 1998, as amended on April 28, 1998.

                          PALEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               DECEMBER 28, 1997   SEPTEMBER 27, 1998
                                                                               ------------------  -------------------
                                                                                                      (UNAUDITED)
                                    ASSETS
CURRENT ASSETS:
Cash and cash equivalents.....................................................      $  7,448             $  7,458
Accounts receivable, net of allowance of $617 and $1,180......................        21,592               39,187
Inventories...................................................................        20,383               29,731
Deferred income taxes.........................................................           945                   --
Prepaid income taxes..........................................................            --                1,033
Other current assets..........................................................         3,387                6,107
                                                                                    --------             --------
     Total current assets.....................................................        53,755               83,516

PROPERTY, PLANT AND EQUIPMENT, net............................................        37,850               60,795
GOODWILL, net of accumulated amortization of $593 and $2,436..................        26,262              118,614
OTHER ASSETS..................................................................         2,138               16,339
                                                                                    --------             --------
     Total assets.............................................................      $120,005             $279,264
                                                                                    ========             ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit................................................................      $  1,150             $     --
Current maturities of long-term debt..........................................         1,057               14,565
Accounts payable..............................................................         9,342               13,965
Accrued restructuring charge..................................................            --                1,614
Accrued expenses..............................................................         5,094               13,087
Deferred income tax...........................................................            --                2,594
Income taxes payable..........................................................         1,407                   --
                                                                                    --------             --------
     Total current liabilities................................................        18,050               45,825

LONG-TERM DEBT, net of current maturities.....................................        30,673              128,930
CONVERTIBLE NOTES PAYABLE.....................................................            --               10,094
DEFERRED REVENUE..............................................................           568                  553
DEFERRED INCOME TAXES.........................................................         3,167                1,904
OTHER LONG-TERM LIABILITIES...................................................           110                   --
COMMITMENTS AND CONTINGENCIES.................................................

STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares
    issued....................................................................            --                   --
Common stock, $.01 par value, 30,000,000 shares authorized, 17,644,520 and
    19,969,281 outstanding....................................................           176                  199
Additional paid-in capital....................................................        54,107               76,569
Unearned compensation.........................................................        (1,770)              (1,770)
Retained earnings.............................................................        14,924               16,960
                                                                                    --------             --------
                                                                                      67,437               91,958
                                                                                    --------             --------
     Total liabilities and stockholders' equity...............................      $120,005             $279,264
                                                                                    ========             ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                             THREE MONTH PERIOD ENDED                  NINE MONTH PERIOD ENDED
                                             ------------------------                  -----------------------
                                          SEPT. 28, 1997   SEPT. 27, 1998       SEPT. 28, 1997        SEPT. 27, 1998
                                          ---------------  ---------------      ---------------       --------------
REVENUES................................     $    57,583      $    77,912          $   161,248          $   230,244
COST OF GOODS SOLD......................          48,980           63,036              135,764              186,499
INVENTORY VALUATION ADJUSTMENT..........              --             (504)                  --                1,679
                                             -----------      -----------          -----------          -----------
    Gross profit........................           8,603           15,380               25,484               42,066
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...............................           6,209            9,065               14,930               24,109
POOLING EXPENSES........................              --               --                   --                1,841
COMPENSATION DIFFERENTIAL...............             160               --                  795                1,062
GOODWILL AMORTIZATION...................             225              810                  370                1,843
RESTRUCTURING (CREDIT) CHARGE...........              --             (430)                  --                2,404
PLANT CLOSURE COSTS AND ASSET
 ABANDONMENT LOSS.......................              --            1,369                   --                1,369
                                             -----------      -----------          -----------          -----------
    Income from operations..............           2,009            4,566                9,389                9,438
INTEREST EXPENSE........................            (446)          (2,423)              (1,218)              (5,320)
OTHER INCOME (EXPENSE), NET.............            (213)             (81)                (238)                 273
                                             -----------      -----------          -----------          -----------
INCOME BEFORE INCOME TAXES..............           1,350            2,062                7,933                4,391
PROVISION FOR INCOME TAXES..............             565              885                3,188                1,885
                                             -----------      -----------          -----------          -----------
NET INCOME..............................     $       785      $     1,177          $     4,745          $     2,506
                                             ===========      ===========          ===========          ===========
NET INCOME PER SHARE....................     $       .05      $       .06          $       .31          $       .14
NET INCOME PER SHARE-DILUTED............     $       .04      $       .06          $       .29          $       .13
NET INCOME PER SHARE-DILUTED, ADJUSTED
 FOR OWNER'S COMPENSATION
 DIFFERENTIAL, NET OF TAX EFFECT, AND
 POOLING EXPENSES                            $       .05      $       .06          $       .32          $       .26
Shares used in computing net income per
    share...............................      17,358,845       19,159,094           15,277,567           18,514,585
Shares used in computing net income
    per share-diluted...................      17,814,746       19,285,920           16,297,887           18,929,548

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                             COMMON STOCK        CAPITAL IN                                TOTAL
                                             ------------
                                                                 EXCESS OF     UNEARNED     RETAINED   STOCKHOLDERS'
                                          SHARES     AMOUNT      PAR VALUE   COMPENSATION   EARNINGS       EQUITY
                                          ------     ------      ---------   ------------   --------   -------------
BALANCE, December 28, 1997..............  17,644       $176       $54,107      $(1,770)      $14,924      $67,437
Acquisition of purchased companies         2,319         23        23,044           --            --       23,067
Purchase of minority interest in pooled
 company................................      --         --          (751)          --            --         (751)
Exercise of stock options...............       6         --            46           --            --           46
Capital contribution....................      --         --           123           --            --          123
Adjustment to conform year-end of
 pooled companies.......................      --         --            --           --          (470)        (470)
Net income..............................      --         --            --           --         2,506        2,506
                                          ------       ----       -------      -------       -------      -------
BALANCE, September 27, 1998.............  19,969       $199       $76,569      $(1,770)      $16,960      $91,958
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

                         PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     NINE MONTH PERIOD ENDED
                                                                                    -------------------------
                                                                           SEPT. 28, 1997        SEPT. 27, 1998
                                                                           --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...............................................................   $  4,745              $  2,506
 Net loss for Fraser for one-month transition period......................        (66)                   --
 Adjustment to conform fiscal year-end of Pooled Companies................        467                  (470)
 Unearned compensation....................................................       (131)                   --
 Cash acquired from pooled company at inception...........................         51                    --
 Adjustments to reconcile net income to net cash provided by operating activities --
   Depreciation and amortization..........................................      4,473                 6,978
   Deferred income taxes..................................................        263                  (465)
   (Gain) loss on sale of assets..........................................        (85)                    3
   Valuation of fixed assets to net realizable value......................         --                   523
   Abandonment of fixed assets at closed facilities.......................         --                   846
   Changes in operating assets and liabilities --
     Accounts receivable..................................................     (1,492)               (2,383)
     Inventories..........................................................     (3,499)                1,183
     Other current assets.................................................        355                (2,912)
     Accounts payable and accrued expenses................................     (1,399)                2,073
     Other assets and liabilities.........................................       (121)                  682
     Deferred income......................................................        732                   (15)
                                                                               ------              --------
   Net cash provided by operating activities..............................      4,293                 8,549
                                                                               ------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment...............................     (6,728)              (10,847)
 Proceeds from sale of equipment..........................................        281                 1,411
 Cash paid for business acquisitions, net of cash acquired................     (1,098)              (78,327)
                                                                               ------              --------
   Net cash used in investing activities..................................     (7,545)              (87,763)
                                                                               ------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on line of credit.........................................       (765)               (1,150)
 Proceeds from long-term debt.............................................     41,356               154,725
 Payments on long-term debt...............................................    (51,518)              (73,646)
 Net proceeds from issuance of common stock...............................     23,564                    --
 Net proceeds from exercise of stock options..............................         --                    46
 Distributions and dividends..............................................    (10,920)                   --
 Purchase of minority interest in pooled company..........................         --                  (751)
                                                                              -------              --------
   Net cash provided by financing activities..............................      1,717                79,224
                                                                              -------              --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................     (1,535)                   10
CASH AND CASH EQUIVALENTS -- beginning of period..........................      2,865                 7,448
                                                                               ------              ========
CASH AND CASH EQUIVALENTS -- end of period................................   $  1,330              $  7,458
                                                                              =======              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for --
  Interest................................................................   $    631              $  4,956
  Income taxes............................................................   $  2,003              $  4,512

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 27, 1998

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

 Subsequent to the acquisition of the Founding Companies and the Offering and during fiscal 1997, PalEx acquired 5 additional companies, 4 of which were accounted for as poolings-of-interests (the "Pooled Companies"). The fifth acquisition, Summers Pallet Manufacturing, Inc. ("Summers"), was accounted for as a purchase.

 During fiscal 1998, the Company has acquired 17 additional companies, 4 of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, Limited Liability Company ("Western") were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The remainder were accounted for as purchase accounting transactions (the "1998 Purchased Companies"). Six of the 17 companies are engaged in the reconditioning and rebuilding of industrial steel containers. One is engaged in the rental of pallets in Canada.

 The Company's headquarters are in Houston, Texas, with significant pallet manufacturing and leasing operations and drum reconditioning operations located in Texas, Georgia, Ohio, Arkansas, California, Florida, Illinois, North Carolina, and Canada. Sales are made throughout the United States and Canada with significant concentrations in the southeastern, midwestern and western regions of the United States serving primarily agricultural and industrial customers. Revenues related to the agricultural customers are highly seasonal, occurring primarily during the harvesting season.

 Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisitions of Ridge, Interstate and Summers, and the 1998 Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase price to the acquired assets and assumed liabilities has been assigned and recorded based on estimates of fair value and may be revised for the 1998 Purchased Companies as additional information concerning the valuation of such assets and liabilities becomes available. The accompanying consolidated financial statements present Fraser combined with the Pooled Companies and the 1998 Pooled Companies for the periods presented, and include Ridge, Interstate and the Purchased Companies from their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

 The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the Company's supplemental consolidated financial statements and notes thereto included in Form 8-K dated February 12, 1998, as amended on April 28, 1998.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 During 1997, PalEx changed its year-end to the last Sunday in the calendar year from November 30. Accordingly, it maintains its accounting records using a 52/53-week year ending on the last Sunday in December. Each quarter contains 13 weeks, unless otherwise noted.

 Acme, DSF and CCC previously reported on year-ends of April 30, October 31 and November 30, respectively. The results of operations for Acme have been conformed to the fiscal-year end of PalEx. The results of operations included herein for the three and nine month periods ended September 28, 1997 include DSF and CCC for their respective three and nine month periods ended July 31 and August 31, 1997. An adjustment has been made to the accompanying consolidated statements of stockholders' equity and cash flows for the nine month period ended September 27, 1998 to reflect the transition periods of DSF and CCC.

 There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Supplemental Consolidated Financial Statements of PalEx as filed in the Company's Form 8-K dated February 12, 1998, as amended on April 28, 1998.

 3. LONG TERM DEBT

 On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998 and September 3, 1998 (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $150.0 million, which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. The maximum amount available under the Credit Facility will be reduced to $125.0 million on December 31, 1998. The Company is pursuing a number of financing alternatives and has received a commitment letter from BankOne, Texas, NA and First Chicago Capital Markets, Inc. for a "best efforts" arrangement of a new credit facility of at least $150,000,000 and no more than $160,000,000. The Company believes the new credit facility will be completed and effective before December 27, 1998.

 Advances under the Credit Facility bear interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, such advances bear interest based on a designated London Interbank Offering Rate ("LIBOR") plus a margin ranging from 75 to 200 basis points, depending on the ratio noted above. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10 million. There were letter of credit commitments of approximately $ 3.0 million outstanding under the Credit Facility on September 27, 1998. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with financial covenants, including fixed charge coverage, certain funded debt to earnings before taxes, depreciation, interest, amortization and tangible assets to liabilities ratios. The Company was in compliance with the covenants on September 27, 1998. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable January 29, 2003. The approximate level of borrowings available under the Credit Facility on September 27, 1998 was $8.0 million. The Company's U.S. subsidiaries have guaranteed the repayment of all amounts due under the Credit Facility, and the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary has been pledged to secure the repayment of such indebtedness.

 The Company issued approximately $10.1 million in subordinated convertible notes to certain former owners of companies acquired during 1998. These notes, which bear interest at rates ranging from six to eight percent, include provisions that allow conversion into shares of Common Stock beginning on the first anniversary date of the notes at conversion prices ranging from $10.78 to $15.86 per share. If the notes are not converted, they become due and payable on the second anniversary of the notes. At the Company's option, the notes may be prepaid at any time during the conversion period.

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

5. EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share." The Company adopted SFAS No. 128 for the year ended December 28, 1997. SFAS No. 128 simplifies the standards required for computing earnings per share and replaces the presentation of primary net income per share and fully diluted net income per share with a presentation of basic net income per share ("Net income per share") and diluted net income per share ("Net income per share - diluted"). Net income per share excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income per share - diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Net income per share -- diluted is computed similarly to fully diluted net income per share under previous accounting rules. Net income per share and net income per share - diluted amounts for the three and nine month periods ended September 28, 1997 have been restated in accordance with SFAS No. 128.

  Net income per share was computed using 17,358,845 and 15,277,567 shares, respectively (the shares attributable to Fraser, the Pooled and 1998 Pooled Companies, and the weighted average number of shares issued pursuant to the Offering and the over-allotment option, the acquisition of the other Founding Companies and Summers, the shares issued to Main Street Capital Partners, L.P. and PalEx management and the shares issued to the profit sharing plans of the Founding Companies) for the three and nine month periods ended September 28, 1997. Net income per share for the three and nine month periods ended September 27, 1998 is based on 19,159,094 and 18,514,585 weighted average outstanding shares, respectively, which, in addition to the aforementioned shares, includes the weighted average effect of shares issued in consideration for the acquisition of the 1998 Purchased Companies and shares issued in connection with the exercise of stock options. The shares used in computing net income per share-diluted also include the effect of unexercised stock options under the treasury method and considered the dilutive effect of subordinated convertible notes.

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

  The Company intends to file a U.S. consolidated federal income tax return which includes, with the exception of SMG, the operations of the Founding, Pooled Companies, 1998 Pooled Companies, and Purchased Companies for periods subsequent to the respective acquisitions. SMG will file corporate income tax returns in Canada for the period subsequent to its acquisition by the Company. Each of the Company's subsidiaries will file a "short period" federal income tax return through their respective acquisition dates.

  Fraser recorded a charge to income tax expense of approximately $0.5 million on March 25, 1997 representing deferred income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S.

7. COMMITMENTS AND CONTINGENCIES

LITIGATION

  In February 1998, the Company acquired DSF, a steel drum reconditioning company with a facility in Zellwood, Florida. DSF is a wholly-owned subsidiary of the Company. In 1982, DSF was notified by the U.S. Environmental Protection Agency (the "EPA") that it believed that DSF might be a potentially responsible party ("PRP") regarding the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the Florida Department of Environmental Regulation discovered arsenic contamination in a shallow monitoring well adjacent to it. The DSF facility is a portion of the 57 acres constituting the Zellwood Site. The Company believes that DSF and its former sole shareholder were among approximately 25 entities and individuals identified as PRPs by the EPA.

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

  On June 12, 1998 a suit was filed in the United States District Court for the Middle District of Florida (Orlando Division) against DSF and certain other PRPs with respect to the Zellwood Site (United States of America v. Drum Service Co. of Florida, John Michael Murphy, Douglass Fertilizer & Chemical, Inc., et, al., Civil No. 98-687-Civ-Orl-22C) (the "Zellwood Suit"). In this lawsuit, the EPA is seeking reimbursement of costs incurred at the Zellwood Site during the past 17 years and a declaratory judgment for future response costs.

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

  The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $1.8 million and $2.2 million for the nine month periods ended September 28, 1997 and September 27, 1998, respectively.

EARNOUT AGREEMENT

  The Company is obligated under the terms of an earnout agreement with the former owners of one of the 1998 Purchased Companies to pay, in either cash or equal amounts of cash and the Company's common stock, up to $6,000,000 based on the subsidiary's post-acquisition earnings, as defined. Amounts due under the obligation, if any, will be payable in 2001.

8. BUSINESS SEGMENTS

  The company has two business segments, one operating in the pallet industry and the other in the steel drum reconditioning industry. The Pallet segment produces, recycles, sells, repairs, leases and retrieves wooden pallets in the United States and Canada primarily for use in agricultural and industrial markets. The Drum segment reconditions steel drums in the United States primarily for use in agricultural and industrial markets. There were no significant intercompany sales between the two segments for the three and nine month periods ended September 28, 1997 and September 27, 1998.

                                                               FOR THE THREE MONTH PERIODS ENDED
                                                             -------------------------------------
                                                 SEPTEMBER 28, 1997                           SEPTEMBER  27, 1998
                                              ------------------------                     -------------------------
                                           PALLET       DRUM      CONSOLIDATED         PALLET         DRUM       CONSOLIDATED
                                           ------       ----      ------------         ------         ----       ------------
Revenues                                  $ 42,232     $15,351        $ 57,583         $ 55,116      $ 22,796        $ 77,912
                                          ========     =======        ========        =========    ==========        ========
Earnings contribution                     $  2,828     $   239        $  3,067         $  3,205      $  3,694        $  6,899
                                          ========     =======                        =========    ==========
Corporate expenses                                                        (833)                                          (584)
Interest expense                                                          (446)                                        (2,423)
Amortization of goodwill                                                  (225)                                          (810)
Restructuring credit                                                        --                                            430
Plant closure costs and asset                                               --                                         (1,369)
 abandonment loss
Other expenses                                                            (213)                                           (81)
                                                                      --------                                       --------
Income before provision for income taxes                              $  1,350                                       $  2,062
                                                                      ========                                       ========

                                                        FOR THE NINE  MONTH PERIODS ENDED
                                                        ---------------------------------
                                              SEPTEMBER 28, 1997                   SEPTEMBER 27,  1998
                                           -----------------------               -----------------------
                                          PALLET      DRUM     CONSOLIDATED    PALLET       DRUM     CONSOLIDATED
                                          ------      ----     ------------    ------       ----     ------------
Revenues                                  $116,487   $44,761     $161,248      $167,558     $62,686     $230,244
                                          ========   =======     ========    ==========   =========  ============
Earnings contribution                     $ 11,055   $    63     $ 11,118      $ 10,822     $ 6,873       17,695
                                          ========   =======                 ==========   =========
Corporate expenses                                                 (1,359)                                (2,641)
Interest expense                                                   (1,218)                                (5,320)
Amortization of goodwill                                             (370)                                (1,843)
Restructuring charge                                                   --                                 (2,404)
Plant closure costs and asset                                          --                                 (1,369)
 abandonment loss
Other income (expenses)                                              (238)                                   273
                                                                 --------                            ------------
Income before provision for income taxes                         $  7,933                               $  4,391
                                                                 ========                            ============

                                                AS OF DECEMBER 28, 1997                  AS OF SEPTEMBER 27, 1998
                                             ----------------------------              -----------------------------
                                          PALLET        DRUM      CONSOLIDATED       PALLET         DRUM        CONSOLIDATED
                                          ------        ----      ------------       ------         ----        ------------
Operating assets --
Accounts receivable                       $ 13,158     $ 8,434        $ 21,592       $ 27,590         $11,597       $ 39,187
                                          ========     =======                      =========      ==========
Inventories                               $ 18,156     $ 2,227          20,383       $ 26,295         $ 3,436       $ 29,731
                                          ========     =======                      =========      ==========
Property and equipment, net               $ 30,882     $ 6,968          37,850       $ 47,772         $13,023       $ 60,795
                                          ========     =======                      =========      ==========
Other assets                                                            40,180                                      $149,551
                                                                      --------                                      --------
Total assets                                                          $120,005                                      $279,264
                                                                      ========                                      ========

  Earnings contribution for the Drum segment for the nine month period ended September 27, 1998 includes charges of approximately $1.8 million for investment advisory fees related to the acquisition of one of the 1998 Pooled Companies and compensation differential (the difference between previous owners' and officers' compensation before the acquisitions and the amounts to which they have contractually agreed) of approximately $1.1 million incurred in conjunction with the acquisition of Acme and Western. There were no pooling expenses for the three and nine month periods ended September 28, 1997. Compensation differential was approximately $0.2 million and $0.8 million for the three and nine month periods ended September 28, 1997, respectively.

  Earnings contribution for the Pallet segment for the three and nine month periods ended September 27, 1998 include inventory valuation adjustments of $(0.5) million and $1.7 million, respectively.

9.   CHEP RELATED CHARGES

   On April 29, 1998, the Company notified its largest customer, CHEP USA ("CHEP"), that PalEx was terminating all existing agreements with CHEP. Effective that date, the Company ceased supplying CHEP with new pallets and provided advance notice (generally, ten to sixty days) under contractual arrangements to discontinue repair and depot services for CHEP.

RESTRUCTURING CHARGES

   The termination of the Company's relationship with CHEP affected the operations of certain of the Company's facilities in the southeastern and western United States. As a result, management adopted a restructuring plan, which was approved by the Board of Directors, to evaluate the curtailment of operations and/or conversion of facilities previously dedicated to CHEP production to alternative business activities.

   The Company's results of operations for the three month period ended September 27, 1998 include credits to continuing operations of approximately $0.4 million and $0.5 million for lease cancellation costs at CHEP-related facilities that were less than estimated and for higher gross margins than estimated on disposition of CHEP-related inventory, respectively. The results of operations for the nine month period ended September 27, 1998 include charges to continuing operations of approximately $1.7 million for an inventory valuation adjustment to reduce CHEP-related inventory to net realizable value and approximately $2.4 million for lease cancellation fees and penalties, severance pay associated with the termination of employees and other potential operating costs and expenses at CHEP-related facilities. Approximately $1.1 million and $0.8 million have been charged to the accruals for inventory write down and other restructuring expenses, respectively.

   The Company has laid off approximately 400 employees to date and may lay off at least 75 additional employees over the next few months. The majority of the employees laid off or expected to be laid off are production employees. Management believes that all CHEP related restructuring will be completed by the end of its current fiscal year.

   The results of operations for the three and the nine month periods ended September 28, 1997 include revenues of approximately $15.2 million and $46.5 million, respectively, relating to CHEP, while revenues for the three and nine month periods ended September 27, 1998 include revenues of approximately $1.5 million and $26.1 million, respectively.


PLANT CLOSURE COSTS AND ASSET ABANDONMENT LOSS

   The Company has considered the applicability of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" to its plan to close, sell or curtail operations at certain CHEP-related facilities.

   As of September 27, 1998, three facilities dedicated to CHEP production have been closed, one has been sold and two are in the process of being consolidated into one facility.

   The Company's results of operations for the three and nine month periods ended September 27, 1998 include a charge to continuing operations of approximately $1.4 million for plant closure and asset abandonment costs related to the closure of the CHEP facilities.

   Two additional facilities are being evaluated for closure.

10.  PRO FORMA RESULTS OF OPERATIONS

   The following unaudited pro forma combined statements of income for the three and nine month periods ended September 28, 1997 and September 27, 1998 includes the results of PalEx combined with the Founding Companies, the Pooled Companies, the 1998 Pooled Companies, and the Purchased Companies as if the acquisitions had occurred as of January 1, 1997. The unaudited pro forma combined statements of income include the effects of certain reductions in salaries and benefits to the former owners of the Founding, Pooled, 1998 Pooled and the Purchased Companies to which they have contractually agreed, adjustment for pooling expenses incurred in conjunction with the acquisition of Acme and Western, amortization of goodwill resulting from the acquisitions, income tax expense as if income was subject to federal and state income taxes during the period, and changes in interest expense resulting from the repayment, refinancing or incurrence of debt. The unaudited pro forma combined statements of income may not be comparable to and may not be indicative of the Company's post-acquisition results of operations because, among other matters, (i) the Founding Companies, Pooled Companies, 1998 Pooled Companies and the Purchased Companies were not under common control or management during the reported periods and (ii) the Company used the purchase method to establish a new basis of accounting to record the acquisition of Ridge, Interstate, and the Purchased Companies.


                         PALEX, INC. AND SUBSIDIARIES
                    STATEMENTS OF PRO FORMA COMBINED INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                THREE MONTH PERIOD ENDED              NINE MONTH PERIOD ENDED
                                                ------------------------              -----------------------
                                            SEPT. 28, 1997    SEPT. 27, 1998     SEPT. 28, 1997       SEPT. 27, 1998
                                            --------------    --------------     --------------       --------------
REVENUES................................     $    89,970      $    85,157         $   277,342            $   286,189
COST OF GOODS SOLD......................          72,433           68,742             221,960                229,226
INVENTORY VALUATION ADJUSTMENT..........              --             (504)                 --                  1,679
                                             -----------      -----------         -----------            -----------
   Gross profit.........................          17,537           16,919              55,382                 55,284
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES...............................           9,258           10,257              26,337                 33,150
GOODWILL AMORTIZATION...................           1,008              998               3,026                  3,008
RESTRUCTURING (CREDIT) CHARGE                         --             (430)                 --                  2,404
PLANT CLOSURE COSTS AND ASSET
 ABANDONMENT LOSS.......................              --            1,369                  --                  1,369
                                             -----------      -----------         -----------            -----------
   Income from operations...............           7,271            4,725              26,019                 15,353
INTEREST EXPENSE........................          (2,276)          (2,805)             (6,665)                (7,922)
OTHER INCOME (EXPENSE), NET.............            (272)             132                (366)                   505
                                             -----------      -----------         -----------            -----------
INCOME BEFORE INCOME TAXES..............           4,723            2,052              18,988                  7,936
PROVISION FOR INCOME TAXES..............           1,917              901               7,728                  3,486
                                             -----------      -----------         -----------            -----------
NET INCOME..............................     $     2,806      $     1,151         $    11,260            $     4,450
                                             ===========      ===========         ===========            ===========

NET INCOME PER SHARE -- DILUTED.........     $       .14      $       .06         $       .55            $       .22
NET INCOME PER SHARE -- DILUTED,
 EXCLUDING AFTER TAX EFFECT OF
 INVENTORY VALUATION ADJUSTMENT,
 RESTRUCTURING (CREDIT) CHARGE AND
 PLANT CLOSURE COSTS AND ASSET
 ABANDONMENT LOSS.......................     $       .14      $       .07         $       .55            $       .37
Shares used in computing net income per
 share -- diluted.......................      20,423,916       20,096,210          20,307,026             20,387,025

12.  SUBSEQUENT EVENTS

   On October 23, 1998 and October 30, 1998, respectively, the Company acquired the capital stock of Charlotte Steel Drum Corporation and the assets and certain liabilities of Atlas Container Corporation for an aggregate purchase price of approximately $6.4 million in cash and 319,810 shares of Common Stock, in transactions accounted for as purchase accounting business combinations.

   On September 30, 1998, the Company issued a warrant for the purchase of up to 250,000 shares of its Common Stock for professional advisory services at an exercise price of $11.375 per share. The warrant, which may be exercised in whole or part upon the consummation of certain defined transactions, expires in May 2005.

                                  PALEX, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The following discussion should be read in conjunction with the Supplemental Consolidated Financial Statements of the Company and related notes thereto which are included in the Company's Form 8-K dated February 12, 1998, as amended on April 28, 1998. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward-looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors discussed in the Company's 1997 Annual Report on Form 10-K and in its Registration Statement on Form S-3 (SEC File No. 333-58057).

RESULTS OF OPERATIONS

     The results of operations for the periods presented include Fraser, the Pooled Companies and the 1998 Pooled Companies. In addition, Ridge, Interstate and the Purchased Companies are included from their respective dates of acquisition.

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

THREE MONTH PERIODS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998

     The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                THREE MONTHS ENDED
                                                                ------------------
                                                     SEPTEMBER 28, 1997   SEPTEMBER 27, 1998
                                                    --------------------  -------------------
Revenues................................             $57,583    100.0%      $77,912    100.0%
Cost of Sales...........................              48,980     85.1        63,036     80.9
Inventory Valuation Adjustment..........                  --       --          (504)     (.6)
                                                     -------    -----       -------    -----
Gross profit............................               8,603     14.9        15,380     19.7
Selling, general and administrative
 expenses...............................               6,209     10.8         9,065     11.6
Compensation differential...............                 160       .3            --       --
Amortization of goodwill................                 225       .4           810      1.0
Restructuring credit....................                  --       --          (430)     (.6)
Plant closure costs and asset
 abandonment loss.......................                  --       --         1,369      1.8
                                                     -------    -----       -------    -----
Income from operations..................               2,009      3.4         4,566      5.9
Interest expense........................                (446)     (.8)       (2,423)    (3.1)
Other expense, net......................                (213)     (.4)         ( 81)     (.1)
                                                     -------    -----       -------    -----
Income before income taxes..............               1,350      2.2         2,062      2.7
Provision for income taxes..............                 565      1.0           885      1.1
                                                     -------    -----       -------    -----
Net income..............................             $   785      1.2%      $ 1,177      1.6%
                                                     =======    =====       =======    =====

     Revenues increased 35.2% from approximately $57.6 million in the three month period ended September 28, 1997 to $77.9 million in the three month period ended September 27, 1998. This increase was primarily attributable to revenues of the Purchased Companies acquired after September 28, 1997.

     Pro Forma unit sales of new pallets increased from approximately 3.3 million units for the three month period ended September 28, 1997 to approximately 3.6 million units for the three month period ended September 27, 1998. Pro Forma unit sales of repaired and used pallets increased from approximately 2.3 million units for the three month period ended September 28, 1997 to approximately 3.1 million units for the three month period ended September 27, 1998. Pro Forma unit sales of new and used pallets exclude products sold to CHEP USA in all periods. Pro Forma unit sales of agricultural harvesting boxes and specialty bins decreased from approximately 188,000 units for the three month period ended September 28, 1997 to approximately 75,000 units for the three month period ended September 27, 1998. The decrease in unit sales of harvesting boxes and specialty bins is attributed to lower demand and a delay in the start of the crating season. Pro Forma unit sales of reconditioned drums decreased from 1.5 million units for the three month period ended September 28, 1997 to 1.4 million units for the three month period ended September 27, 1998. The decrease in drum unit sales is due primarily to a reduction in lower unit margin business.

     Gross profit increased from approximately $8.6 million for the three month period ended September 28, 1997 to $15.4 million for the three month period ended September 27, 1998, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues increase from 14.9% for the three month period ended September 28, 1997 to 19.7% for the three month period ended September 27, 1998. This increase is primarily attributable to the higher gross margins that accompany sales of repaired and used pallets and from reconditioned drum sales. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, continued changes in product mix and changes in raw materials costs.

     Selling, general and administrative costs increased from approximately $6.2 million, or 10.8% of revenues, in the three month period ended September 28, 1997 to $9.1 million, or 11.6% of revenues, in the three month period ended September 27, 1998. This increase is generally attributable to the Purchased Companies acquired subsequent to September 28, 1997.

     Amortization of goodwill increased to approximately $0.8 million for the three month period ended September 27, 1998 from $0.2 million for the three month period ended September 28, 1997, primarily as a result of the additional goodwill expense related to the acquisition of Summers and the 1998 Purchased Companies.

     The termination of the Company's relationship with CHEP affected the operations of certain of the Company's facilities in the southeastern and western United States. Of the facilities previously dedicated to CHEP operations, three have been closed, one has been sold, two are in the process of being consolidated into one facility, and two are being evaluated for closure. The Company has laid off approximately 400 employees to date and may lay off at least 75 additional employees over the next few months. The Company's results of operations for the three month period ended September 27, 1998 includes after tax credits to continuing operations of approximately $0.2 million and $0.3 million, together $.03 per diluted common share, which represent the provision for lease cancellation charges that exceeded actual payments for this purpose and lumber inventory profit that was greater than estimated.

     Also included in the Company's results of operations for the three month period ended September 27, 1998 is an after tax charge to continuing operations of $0.8 million, or $.04 per diluted common share, resulting from plant closure and asset abandonment costs.

     The Company's results of operations for the three months ended September 27, 1998 include an estimated after tax charge on CHEP related operations of approximately $0.6 million or $.03 per share.

     Interest expense increased to approximately $2.4 million for the three month period ended September 27, 1998 from $0.4 million for the three month period ended September 28, 1997, primarily as a result of the additional borrowings related to the acquisitions of the Purchased Companies.

     Federal and state income taxes have been provided on the earnings of Fraser, the Pooled Companies and the 1998 Pooled Companies for the three month periods ended September 28, 1997 and September 27, 1998 and on Ridge, Interstate and the Purchased Companies from their respective dates of acquisition.

     As a result of the foregoing, net income for the three month period ended September 27, 1998 increased from $0.8 million for the three month period ended September 28, 1997 to approximately $1.2 million.

NINE MONTH PERIODS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 27, 1998

  The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                      NINE MONTHS ENDED
                                                                      -----------------
                                                       SEPTEMBER 28, 1997            SEPTEMBER 27, 1998
                                                       ------------------            ------------------
Revenues.............................................. $161,248     100.0%          $230,244         100.0%
Cost of Sales.........................................  135,764      84.2            186,499          81.0
Inventory Valuation Adjustment........................       --        --              1,679            .7
                                                       --------     -----           --------         -----
Gross profit..........................................   25,484      15.8             42,066          18.3
Selling, general and administrative expenses..........   14,930        .3             24,109          10.5
Pooling expenses......................................       --        --              1,841            .8
Compensation differential.............................      795        .5              1,062            .5
Amortization of goodwill..............................      370        .2              1,843            .8
Restructuring charge..................................       --        --              2,404           1.0
Plant closure costs and asset abandonment loss........       --        --              1,369            .6
                                                       --------     -----           --------         -----
Income from operations................................    9,389       5.8              9,438           4.1
Interest expense......................................   (1,218)      (.8)            (5,320)         (2.3)
Other income (expense), net...........................     (238)      (.1)               273            .1
                                                       --------     -----           --------         -----
Income before income taxes............................    7,933       4.9              4,391           1.9
Provision for income taxes............................    3,188       2.0              1,885            .8
                                                       --------     -----           --------         -----
Net income............................................ $  4,745       2.9%          $  2,506           1.1%
                                                       ========     =====           ========         =====

  Revenues increased 42.8% from approximately $161.2 million in the nine month period ended September 28, 1997 to $230.2 million in the nine month period ended September 27, 1998. This increase was primarily attributable to the acquisition of Ridge, Interstate and the Purchased Companies.

  Pro forma unit sales of new pallets increased from approximately 10.9 million units for the nine month period ended September 28, 1997 to approximately 11.2 million units for the nine month period ended September 27, 1998. Pro Forma unit sales of repaired and used pallets increased from approximately 6.6 million units for the nine month period ended September 28, 1997 to approximately 8.5 million units for the nine month period ended September 27, 1998. Pro Forma unit sales of new and used pallets exclude products sold to CHEP USA in all periods. Pro Forma unit sales of agricultural harvesting boxes and specialty bins decreased from approximately 771,000 units for the nine month period ended September 28, 1997 to approximately 732,000 units for the nine month period ended September 27, 1998. The decrease in unit sales of harvesting boxes and specialty bins is attributed to lower demand and a delay in the start of the crating season. Pro Forma unit sales of reconditioned drums decreased from approximately 4.4 million for the nine month period ended September 28, 1997 to approximately 4.1 million for the nine month period ended September 27, 1998. The decrease in drum unit sales is due primarily to a reduction in lower unit margin business.

  Gross profit increased from approximately $25.5 million for the nine month period ended September 28, 1997 to $42.1 million for the nine month period ended September 27, 1998, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues increased from 15.8% for the nine month period ended September 28, 1997 to 18.3% for the nine month period ended

September 27, 1998. Gross profit, excluding the inventory valuation adjustment attributable to the termination of the Company's relationship with CHEP, increased from $25.5 million or 15.8% of sales for the nine month period ended September 28, 1997 to $43.7 million or 19.0% of sales for the nine month period ended September 27, 1998. This increase is primarily attributable to the higher gross margins that accompany sales of repaired and used pallets and from reconditioned drum sales. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, continued changes in product mix and changes in raw materials costs.

  Selling, general and administrative costs increased from approximately $14.9 million, or 9.3% of revenues, in the nine month period ended September 28, 1997 to $24.1 million, or 10.5% of revenues, in the nine month period ended September 27, 1998. This increase is generally attributable to the Purchased Companies.

  Amortization of goodwill increased to approximately $1.8 million for the nine month period ended September 27, 1998 from $0.4 million for the nine month period ended September 28, 1997, primarily as a result of the additional goodwill expense related to the acquisition of Summers and the 1998 Purchased Companies.

  The termination of the Company's relationship with CHEP affected the operations of certain of the Company's facilities in the southeastern and western United States. Of the facilities previously dedicated to CHEP operations, three facilities dedicated to CHEP production have been closed one has been sold, two are in the process of being consolidated into one facility, and two are being evaluated for closure. The Company has laid off approximately 400 employees to date and may lay off at least 75 additional employees over the next few months. The Company's results of operations for the nine month period ended September 27, 1998 includes an after tax charge to continuing operations of $2.3 million, or $.12 per diluted common share, which represents charges associated with the conversion or closing of facilities.

  Also included in the Company's results of operations for the three month period ended September 27, 1998 is an after tax charge to continuing operations of $0.8 million, or $.04 per diluted common share, resulting from plant closure and asset abandonment costs.

  The Company's estimated results of operations for the nine months ended September 27, 1998 include income after taxes on CHEP related operations of approximately $43,000.

  Interest expense increased to approximately $5.3 million for the nine months ended September 27, 1998 from $1.2 million during the nine month period ended September 28, 1997, primarily as a result of the additional borrowings related to the acquisitions of the Purchased Companies.

  Federal and state income taxes have been provided on the earnings of Fraser, the Pooled Companies and the 1998 Pooled Companies for the nine month periods ended September 28, 1997 and September 27, 1998 and on Ridge, Interstate and the Purchased Companies from their respective dates of acquisition. The provision for income taxes for the nine month period ended September 28, 1997 includes a charge of approximately $0.5 million representing deferred income taxes for Fraser at the time of the Offering which were not previously recorded because of Fraser's status under Subchapter S of the Internal Revenue Code.

  The results of operations for the nine month period ended September 27, 1998 include charges of approximately $1.8 million and $1.1 million for pooling expenses and compensation differential, respectively. There were no pooling expenses for the nine month period ended September 28, 1997. Compensation differential was approximately $0.8 million for the nine months ended September 28, 1997.

  As a result of the foregoing, net income for the nine month period ended September 27, 1998 decreased from $4.7 million for the nine month period ended September 28, 1997 to approximately $2.5 million.


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

  On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998 and September 3, 1998 (the "Credit Facility"). The Credit Facility provides the Company with a revolving line of credit of up to $150.0 million which may be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, Pooled Companies, 1998 Pooled Companies and the Purchased Companies, future acquisitions, capital expenditures, letters of credit and working capital. The maximum amount available under the Credit Facility will be reduced to $125.0 million on December 31, 1998. The Company is pursuing a number of financing alternatives and has received a commitment letter from BankOne, Texas, NA and First Chicago Capital Markets, Inc. for a "best efforts" arrangement of a new credit facility of at least $150,000,000 and no more than $160,000,000. The Company believes the new credit facility will be completed and effective before December 27, 1998.

  Advances under the Credit Facility bear interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans may bear interest based on a designated London Interbank Offering Rate ("LIBOR") plus a margin ranging from 75 to 200 basis points, depending on the ratio noted above. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of credit. The Credit Facility contains a limit for standby letters of credit up to $10 million. There were letter of credit commitments of approximately $3.0 million outstanding under the Credit Facility on September 27, 1998. The Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with financial covenants, including fixed charge coverage, certain funded debt to earnings before taxes, depreciation, interest, amortization and tangible assets to liabilities ratios. The Company was in compliance with the covenants on September 27, 1998. The Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable January 29, 2003. The approximate level of borrowings available under the Credit Facility on September 27, 1998 was approximately $8.0 million. The Company's U.S. subsidiaries have guaranteed the repayment and the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary has been pledged to secure the repayment of all amounts due under the Credit Facility.

  The Company issued approximately $10.1 million in subordinated convertible notes to certain former owners of PalEx subsidiaries acquired during 1998. These notes, which bear interest at rates ranging from six to eight percent, include provisions that allow conversion into shares of the Company's common stock beginning on the first anniversary date of the notes at conversion prices ranging from $10.78 to $15.86 per share. If the notes are not converted, they become due and payable on the second anniversary of the notes. At the Company's option, the notes may be prepaid at any time during the conversion period. The notes mature in 2000.

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

SEASONALITY

  The pallet manufacturing and crating business is subject to seasonal variations in operations and demand and the Company's third quarter is traditionally the quarter with the lowest demand. The Company has a significant number of agricultural customers and typically experiences the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May). Yearly results can fluctuate significantly in this region depending on the size of the citrus and produce harvests, which, in turn, largely depend on the occurrence and severity of freezing weather and changes in rainfall. Adverse weather conditions may also affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost. The Company's locations serving predominantly manufacturing and industrial customers experience less seasonality. Management believes that the effects of such seasonality will diminish as the Company grows and expands its customer base both internally and through acquisition.

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

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

  Set forth below is certain information concerning all sales of securities by the Company during the quarter ended September 27, 1998 that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

  The Company acquired the capital stock of Isaacson Lumber Company and SMG Corporation, and certain assets of Continental Associated Investments Co.
on August 31, 1998, September 11, 1998 and July 27, 1998, respectively, for aggregate consideration consisting of approximately $25.3 million in cash and 307,429 shares of Common Stock and 720,752 Exchangeable shares of the Company's Canadian subsidiary, which shares are exchangeable for shares of common stock on a one-for-one basis at the option of the holder and the occurrence of certain corporate events. The shares of common stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

     EXHIBIT NO
     ----------

        10.1 Amended and Restated Secured Credit Agreement dated as of September 3, 1998, among PalEx, Inc., BankOne, Texas, National Association, as Administrative Agent, and the lenders party thereto.

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

  On September 23, 1998, the Company filed a Current Report on Form 8-K to report the Company's acquisition of SMG on September 11, 1998. SMG was accounted for as a purchase.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PALEX, INC.

Date: November 12, 1998               By:  /s/ Casey A. Fletcher
                                           -----------------------------------
                                           Casey A. Fletcher
                                           Chief Accounting Officer