Form 10-K
period 1998-12-27
PALEX INC
filed 1999-03-30
CIK 1029448

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 27, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 22, 1999 was $129,186,713. As of that date, 19,578,359 shares of the Company's Common Stock were outstanding.

                                    PART I


ITEM 1.  BUSINESS
         --------
Introduction

     PalEx, Inc. ("PalEx" or "We") was formed in January 1996 to create a national provider of pallets and related services. Concurrently with the closing of our initial public offering in March 1997 (the "IPO"), we acquired three businesses engaged in pallet manufacturing and recycling. Since that time, and through December 27, 1998, we acquired 16 additional pallet companies, making us the largest producer of new pallets and the largest pallet recycler in the U.S. In the U.S., we provide a broad variety of pallet products and related services, including the manufacture and distribution of new pallets, the recycling of pallets (including used pallet retrieval, repair, remanufacture and secondary marketing) and the processing and marketing of various wood-based by-products derived from pallet recycling operations. In Canada, we conduct pallet rental and repair operations and pallet poling management services through SMG Corporation, a Canadian subsidiary. We currently conduct our pallet operations from 59 facilities in Arkansas, Arizona, California, Florida, Georgia, Indiana, Maine, Mississippi, Missouri, North Carolina, Ohio, Oklahoma, Pennsylvania, South Carolina, Tennessee, Texas, Virginia and Wisconsin and the Canadian provinces of Alberta, British Columbia, Manitoba, New Brunswick, Ontario, Quebec and Saskatchewan. We intend to pursue additional acquisitions of pallet companies as part of our growth strategy.

     In separate transactions in February 1998, PalEx acquired Acme Barrel Company, Inc., Western Container, Limited Liability Company, Consolidated Drum Reconditioning, Inc., Consolidated Container Corporation and Drum Service Co. of Florida, Inc. (collectively, the "Container Group"), expanding our operations into the industrial container management industry. As a result of these acquisitions and three subsequent acquisitions through December 27, 1998, we are now the largest reconditioner of steel drums in the U.S. The Container Group is also engaged in drum and intermediate bulk container leasing operations. Our Container Group operates from 12 facilities in California, Colorado, Florida, Georgia, Illinois, Kansas, Minnesota, North Carolina and Washington. We intend to pursue additional acquisitions of steel drum reconditioners, and to grow our container leasing operations, as part of our growth strategy.

     We believe that we are in a position to capitalize on the significant trends currently affecting product manufacturing and distribution practices throughout the U.S., including the increasing reliance by shippers and logistics agents on a smaller number of better capitalized, more sophisticated vendors.
We also anticipate that our acquisition of the Container Group will result in synergies and economies of scale by allowing the combined enterprises to more efficiently utilize their transportation fleets and systems, cross-sell services and products to the combined enterprises' customers and combine duplicate administrative functions.

     Our executive offices are located at 1360 Post Oak Blvd., Suite 800, Houston, Texas 77056, and our telephone number at that address is
(713) 350-6030.

Pallet Industry Overview

     Based on information supplied by industry sources, we estimate that the U.S. pallet industry generated revenues of approximately $6 billion in 1996 and is served by approximately 3,800 companies. Most of these companies are small, privately held entities operating in only one location and serving customers within a limited geographic radius. The industry generally is composed of companies that manufacture new pallets and companies that repair and recycle pallets. We estimate, based on industry sources, that during 1996 approximately 450 million new wooden pallets were produced and approximately 85 million wooden pallets were recycled. We estimate there are more than two billion pallets in circulation in the U.S. today.

     A pallet is a platform, usually made of wood, that is used for storing and shipping goods. Pallets are used in virtually all U.S. industries where products are physically distributed, including the automotive, chemical, consumer products, grocery, produce and food production, paper and forest products, retail and steel and metals industries. Pallets come in a wide range of shapes and sizes. Although most pallets are made of wood, they may also be made of steel, plastic, cardboard, molded wood fiber and other materials to satisfy smaller niche markets. The wooden pallet has traditionally been the basis for the design of storage racks, warehouse storage areas, forklifts, docks and containers used in shipping goods.

     We believe that there are over 1,000 different sizes and specifications of pallets used in North America. The grocery industry, which utilizes approximately one-third of all new pallets produced, uses a standard size 48" x 40" pallet, although many other styles and specifications are also manufactured for use in that industry. Other industries use pallets having specifications that are appropriate for their particular needs. Based on information supplied by industry sources, we believe that in 1996 over 90% of the pallets used were of the traditional wooden type, fabricated from lumber and metal fasteners.

     The pallet industry has experienced significant changes and growth during the past several years. These changes are due, among other factors, to the focus by FORTUNE 1000 businesses on improving the logistical efficiency of their manufacturing and distribution systems. This focus has caused many of these businesses to attempt to reduce significantly the number of vendors serving them in order to simplify their procurement and product distribution processes. It also has prompted large manufacturers and distributors to outsource key elements of processes that are not within their core competencies and to develop just-in-time procurement, manufacturing and distribution systems. With the adoption of these systems, expedited product movement has become increasingly important and the demand for a high quality source of pallets has increased. Palletized freight facilitates movement through the supply chain, reducing costly loading and unloading delays at distribution centers and warehouse facilities. However, the use of low-quality or improperly sized pallets may increase the level of product damage during shipping or storage.

     These broad changes affecting U.S. industry have created significant demand for higher quality pallets distributed through an efficient, more sophisticated system. Environmental and cost concerns have also accelerated the trend toward increased reuse or "recycling" of previously used pallets, further increasing the importance of higher quality new pallets, which can be reused more often and are easier to recycle than lower quality pallets.

Steel Drum Reconditioning Industry Overview

     According to industry sources, steel drum recyclers and reconditioners process an estimated 40 million drums annually, which represents approximately $500 million in revenues and includes approximately 160 reconditioners. Fifty-five gallon steel drums are part of the non-bulk industrial packaging industry and are found in virtually every industrial facility. These drums are used to transport and store products primarily for the petroleum, chemical, coatings, agricultural and food processing industries.

     Companies that use steel drums can choose between new and reconditioned steel drums. Reconditioned steel drums are previously used drums that are cleaned, repaired and refurbished and are a cost effective alternative to new drums. Steel drums can typically be reconditioned and reused six to eight times and can then be scrapped and recycled. Similar to many other recycling industries, drum reconditioners return a useful product to the market place and solve a major disposal problem that would otherwise severely burden industry and municipalities.

     There are two basic types of steel drums - open top and closed top. Open top drums are those containers with a removable top that is fastened to the drum by a locking ring. These drums are reconditioned in a thermal process that uses high temperature furnaces. Open top drums are generally used for agricultural purposes and for viscous materials, such as paints, coatings, greases and adhesives. Closed top drums are those in which the top is an integral part of the drum's construction. Closed top drums are typically used for solvents, resins and most petroleum products. These drums are reconditioned using a chemical washing process.

     Steel drum reconditioners tend to be regionally located in the more industrialized areas of the country and certain agricultural areas such as the West Coast and Florida. These companies are regionally located because of the unfavorable freight costs of shipping empty drums long distances.

Description of Services

     New Pallet Manufacturing. New pallet manufacturing represented approximately 54% of our revenues for the 1998 fiscal year ended December 27, 1998. The manufacturing process at our new pallet facilities is generally the most capital intensive part of our pallet business, with the majority of assembly and construction being automated. New pallets are manufactured from an assortment of wood products, varying in type and quality, with construction specifications being determined by the pallet's end use. We believe approximately 70% of the wood used in new pallets manufactured in North America consists of hardwoods (including oak, poplar, alder and gum), with the balance consisting of pine or other softwoods.

     We use sawing equipment that cuts large wood sections to specification.
The cut wood is then transported to assembly points where employees load the side boards ("stringers") and deck boards into nailing machines that nail the pallets together. After construction is completed, pallets are transported to a stacker for shipment or storage. More customized or smaller orders may be manufactured by hand on assembly tables by two laborers using pneumatic nailers. We typically manufacture pallets upon receipt of customer orders and generally do not maintain a significant inventory of completed pallets.

     Pallet Repair, Remanufacture and Recycling. Many new pallets are discarded by pallet users after one trip. However, pallets can be recovered, repaired, if necessary, and reused. Pallet repair and recycling operations begin with the retrieval or purchase of used pallets from a variety of sources. The condition and size of these pallets vary greatly. Once obtained, the pallets are sorted by size and condition. A portion of the pallets may require no repair and can be resold or returned immediately. Repairable pallets have their damaged boards replaced with salvaged boards or boards from new stock inventoried at the repair facility. Pallets that cannot be repaired are dismantled, and the salvageable boards are recovered for use in repairing and building other pallets. Unsalvageable boards may be ground into wood fiber, which we sell for use as landscaping mulch, fuel, animal bedding, gardening material and other uses. Despite recent increasing automation, pallet recycling remains a labor intensive process. Pallet repair, remanufacturing and recycling represented approximately 17% of our revenues for the 1998 fiscal year.

     Drum Reconditioning. Although the drum reconditioning process varies slightly throughout the industry, two basic processes are used to recondition steel drums, depending on whether the drums to be reconditioned are closed top drums or open top drums.

     Closed top drums are typically used to transport and store oils, solvents and flowable resins. These drums have secure tops that are an integral part of the drum's construction and have 2" and 3/4" head openings in the top of the drum. Closed top drums are reconditioned by cleaning the interior of the drum at a series of high-pressure alkaline and acid flush-and-rinse stations. Pneumatic machinery reshapes the drum by removing dents and restoring chimes (the top and bottom lid seals). Pressure tests required by U.S. Department of Transportation regulations are then performed to check each drum for leakage. The old exterior coatings are stripped from the drums with an alkaline solution and steel -shot blasting. Next, new decorative coatings are applied and baked on to provide a new durable exterior finish. The thermal treatment used on open top drums can not be used on closed top drums unless the drum heads are removed.

     A steel drum with a fully removable head is referred to as an open top drum. This type of drum is used for a number of agricultural and industrial applications, such as for storing and shipping citrus, berries, foodstuffs, adhesives and coatings. Open top drums are reconditioned using a thermal process. This process involves passing drums through a furnace that is heated to approximately 1,200 degrees Fahrenheit which vaporizes residual materials inside the drums. Residual chemicals and compounds created from this process are drawn into an afterburner and destroyed by temperatures approaching 1,850 degrees Fahrenheit. Steel-shot blasting then strips old finishes from both the interiors and exteriors of drums. After this process, the drums pass through a series of hydraulic and pneumatic equipment to restore each drum's shape and integrity. Finally, new interior protective and exterior decorative coatings are baked onto the drums.

     When closed top drums contain residues that can not be purged through the standard procedures described above, the drums are converted to open top drums by cutting off the heads of the drums. The drums are then reconditioned as open top drums and (1) are used as converted open top drums or (2) are reseamed and have new heads installed so that they can be re-used as a slightly shorter closed top drum.

     Waste separated from drums in the reconditioning process is packaged and shipped to appropriate landfills or incinerated in accordance with strict environmental controls. Worn out drums that can no longer be reconditioned are subjected to reconditioning cleaning processes so that they are acceptable raw material for scrap metal processors.

     Drum reconditioning represented approximately 27% of our revenues for the 1998 fiscal year.

     Container Management. Container management is the process of providing a combination of services related to a customer's pallet or drum usage, including the manufacture, repair, retrieval, delivery and storage of pallets or the reconditioning, retrieval, delivery and storage of drums, as well as the disposal of unusable pallets or drums and component parts. In a typical arrangement, we will contract with a customer to remove all pallets or drums from a particular location and transport them to our repair or reconditioning facility. The pallets or drums are sorted and repaired or reconditioned as needed and sold to third parties, returned to either the customer or its supplier or placed in storage and made available for return to service ("depot services"). In a typical arrangement, we will contract with a customer to perform any or all of the management services available. Although in the early stages of development, we believe there are significant opportunities to manage customers' entire shipping container and platform requirements and that we are in a unique position to develop and offer these services.

Acquisitions

     Since our initial three acquisitions in connection with our IPO in March 1997 and through December 27, 1998, we have purchased 16 pallet companies in separate transactions, four of which were accounted for as poolings-of-interests. The total purchase price for these acquired companies was approximately 5.2 million shares of our Common Stock, approximately $55.4 million in cash and approximately $9.9 million principal amount of convertible notes.

     In February 1998, PalEx Container Systems, Inc., our wholly owned subsidiary ("PalEx Container Systems"), acquired five companies in separate transactions, four of which were accounted for as poolings-of-interests, to create the Container Group. Through December 27, 1998, we completed three additional acquisitions of reconditioning companies to increase the size of the Container Group. The total purchase price for the Container Group acquisitions consisted of approximately 4.5 million shares of our Common Stock and approximately $29.9 million in cash.

     During our 1998 fiscal year, we acquired a total of 19 companies. Ten are engaged in the pallet business in the United States, eight are engaged in the reconditioning and rebuilding of industrial steel containers in the U.S. and one (SMG Corporation) is engaged in the rental of pallets in Canada.

Operations

     We centralize our consolidated financial reporting, cash management, training, human resources, safety and merger and acquisition activities. We otherwise operate on a decentralized basis, with the management of each operating region responsible for its day-to-day operations, profitability and growth. Regional management uses our "best practices" program, which seeks to replicate acquired companies' best practices throughout PalEx with respect to operations and processes, transportation and other logistical activities, worker training and participation programs, financial controls and purchasing information. Our objective is to improve productivity, reduce operating costs and improve customer satisfaction to stimulate internal growth.

Sales and Marketing

     We currently sell to pallet and drum customers within the various geographic regions in which we conduct operations. Our primary sales and marketing activities involve direct selling by our sales force and by members of senior management to local and regional customers at the plant level and to large accounts and target industries more broadly on a geographic basis. Because pricing is a function of regional material and delivery costs, pricing is established at the regional level.

     Because many of our customers need pallets and/or container management services on a national scale, we continue the development and implementation of our national sales and marketing plan to provide these services at many locations throughout the U.S. We seek to continue to develop a network of facilities that will allow these customers to: (1) centralize purchases of new and recycled pallets, reconditioned drums and container management services; (2) obtain convenient and dependable service and a consistent supply of uniform quality pallets, reconditioned drums and container management services; (3) achieve greater efficiencies in their shipping platform and container use; and
(4) meet corporate recycling goals. We have developed relationships with several national customers and intend to attempt to provide services to these and numerous other customers on a local, regional and national basis. The shipping platform and container management needs of national companies are not uniform, and we intend to tailor our national programs for each customer. These programs include a combination of sourcing, retrieving, repairing and recycling pallets and drums according to individual customer requirements.

Customers

     We seek to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of products and services in all our operations.

     Our customers include companies in the automotive, chemical, consumer products, grocery, produce and food production, petroleum, paper and forest products, retail, and steel and metals industries. They are both regional and national in scale. Because a significant part of our products and services are sold to customers engaged in the produce and citrus industries, our sales volumes in certain regions tend to be seasonal.

     In April 1998, we notified our largest customer, CHEP USA ("CHEP"), that we were terminating all of our existing agreements with CHEP. CHEP operates a national pallet leasing program that provides 48" x 40" pallets primarily to grocery and consumer products customers throughout the U.S. for a daily fee. We manufactured and repaired pallets for CHEP and provided a variety of logistical services with respect to CHEP's pallet pool, including the storage and just-in-time delivery of pallets. We ceased supplying CHEP with new pallets and provided advance notice (generally, 10 to 60 days) under contractual arrangements to discontinue repair and depot services for CHEP. Approximately 26% of our revenues during the 1997 fiscal year, and approximately 8% of our revenues during the 1998 fiscal year, were from our services to CHEP.

     Our business with CHEP had become far less profitable in recent periods prior to the termination than it had been historically. When we were unable to successfully address this situation with CHEP, we determined that it was in our best long-term interest to terminate our relationship with CHEP and redirect our resources toward higher margin businesses.

     The termination of our relationship with CHEP adversely affected the operations of certain of our facilities in the southeastern and western United States. We developed a restructuring plan to close, curtail or convert operations at facilities related to CHEP production to alternative business activities. As of the end of the 1998 fiscal year, three CHEP-related manufacturing facilities have been closed, one was sold and two more were consolidated into one facility. Two other CHEP-related facilities were converted to manufacture non-CHEP products. We also terminated approximately 400 production-related employees at CHEP-related facilities during 1998. Our results of operations for the 1998 fiscal year include an after-tax charge to continuing operations of approximately $1.2 million for an inventory valuation adjustment and for disputed accounts receivable, lease cancellation fees and penalties and severance costs. We also determined the termination of the CHEP relationship required the application of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Accordingly, the results of operations for the 1998 fiscal year also include an after-tax charge of approximately $0.8 million for plant closure and asset abandonment costs for the eight CHEP-related facilities. We believe that all CHEP-related restructuring was complete as of the end of 1998 fiscal year.

Management Information and Controls

     Our consolidated accounting and financial reporting activities are centralized in Bartow, Florida, while basic accounting activities are conducted at the regional level. We believe that our current information systems hardware and software are adequate to meet current and perceived needs for financial reporting and internal management control information and other necessary information. We believe this system enhances our ability to: (1) monitor each regional operation; (2) prepare both operations and capital asset budgets and budget variances; (3) assimilate newly acquired operations through standard reporting mechanisms; (4) implement operational and productivity measurements and benchmarking; and (5) conduct individual customer profitability analysis.

Raw Materials

     Pallets. The primary raw materials used in new pallet manufacturing are lumber and plywood. We have long-term relationships with our lumber and plywood vendors. We believe that these relationships, as well as our ability to pursue larger volume purchases, will help to ensure adequate lumber supplies at competitive prices in the future. During the 1998 fiscal year, we purchased lumber and plywood from over 120 vendors. One of these vendors accounted for approximately 8% and another for approximately 5% of our total lumber purchases during the 1998 fiscal year. We do not believe that the loss of either of these vendors would materially adversely affect our financial condition or results of operations. We intend to continue to pursue a strategy of purchasing and upgrading low-grade and alternative sources of lumber as well as exploiting pricing aberrations and market trends to take advantage of lower prices in the marketplace as they occur.

     Pallet prices are closely related to the changing costs and availability of lumber, the principal raw material used in the manufacture and repair of wooden pallets. Typically, lumber prices fall in oversupplied lumber markets, enabling small pallet manufacturers with limited capital resources to procure lumber and initiate production of low-cost pallets. This depresses pallet prices overall and adversely affects our revenues and operating margins. While we believe that we will benefit from strong relationships with multiple lumber suppliers, we cannot assure you that we will be able to secure adequate lumber supplies in the future. Lumber supplies and costs are affected by many factors outside our control, including governmental regulation of logging on public lands, lumber agreements between Canada and the U.S. and competition from other industries that use similar grades and types of lumber. In addition, adverse weather conditions may affect our ability to obtain adequate supplies of lumber at a reasonable cost. In 1997, we experienced higher lumber costs resulting from high demand and the impact of wet weather on the harvesting of hardwood timber in the southeast regions of the U.S.

     We try to take advantage of the price volatility of lumber by buying additional quantities of lumber when prices are favorable and storing the inventory for later use. We also are able to buy low-quality lumber and upgrade this lumber at our own plants. Although we have studied the broad use of alternative materials for the manufacture of pallets (such as plastic), we believe that there is not currently an available alternative raw material that possesses the tensile strength, recyclability and low cost of wood. We continue to evaluate alternatives to wood and are receptive to their future use in pallet production.

     We source the majority of our pallets for reconstruction from businesses that use pallets and from trucking companies. Businesses that receive and ship a significant amount of goods are generally good sources for used pallets. Often the pallets they receive are damaged or do not meet their size or other specifications for internal systems or shipping. As a result, these businesses accumulate pallets that can be recycled. We identify these sources through establishing relationships with pallet users and by direct solicitation, telemarketing and advertising. We generally achieve timely pallet removal by placing a trailer at a source that loads unwanted pallets onto the trailer. We then remove the load of pallets at the same time we deliver recycled pallets to the pallet user. In some cases, we are paid a tipping fee for hauling away the used pallets or are allowed to take the pallets away at no charge; in other cases, we buy the used pallets.

     Drum Reconditioning. Drum demand in certain regions of the United States has required more drums to be shipped outside of the region than are shipped into the region. Consequently, the acquisition costs of used drums, the primary raw materials for reconditioned drums, in these regions are significantly higher since the used drum deficit must be replaced by collecting and shipping used drums from over 250 miles away. The West Coast and Southeast are regions that tend to be net exporters of open top drums because of their emphasis on agriculture. The Midwest, on the other hand, tends to be a significant accumulator of drums because of its greater industrial content and usage of petroleum products, coatings and chemicals.

Competition

     Pallets. We believe that the principal competitive factors in the pallet industry are price, quality of services and reliability. With over 3,800 industry participants, the pallet industry has been, and is expected to remain, extremely fragmented and highly competitive. Though several companies have attempted to establish national pallet operations, most of our competitors are small, privately held companies that operate in only one location and serve customers within a limited geographic area. Competition on pricing is often intense, and we may face increasing competition from pallet leasing or other pallet systems providers that market to new pallet purchasers as less expensive alternatives. CHEP's pallet leasing system competes with new pallet sales to the grocery and wholesale distribution industries and may expand into other industries in the future. In addition, pallet manufacturing and recycling operations are not highly capital intensive and the barriers to entry in such businesses are minimal. Certain other smaller competitors may have lower overhead costs and, consequently, may be able to manufacture or recycle pallets at lower costs than us. Other companies with significantly greater capital and other resources than PalEx (including CHEP) may enter or expand their operations in the pallet manufacturing and recycling businesses in the future, which could change the competitive dynamics of the industry. In the past, we have competed, and will continue to compete, with lumber mills in the sale of new pallets. These mill competitors typically view pallet manufacturing as an opportunity to use the lower grade lumber that would otherwise be waste. In addition, while we estimate, based on industry sources, that non-wooden pallets currently account for less than 10% of the pallet market, we cannot assure you that we will not face increasing competition from pallets fabricated from non-wooden components in the future.

     Drum Reconditioning. Drum reconditioning businesses generally compete on three criteria: price; manufacturing responsiveness; and delivery performance. Customers typically give less than 24 hours notice for a majority of their orders. This practice requires reconditioners to maintain flexibility in their manufacturing capacity across product lines, carry sufficient levels of inventory to meet customer demands and develop distribution systems with rapid pick-up and delivery capabilities. Although the primary competitive criteria are price, the increasing movement toward just-in-time delivery increases the importance of customer service.

     Transportation and regulatory requirements are also key competitive factors in the drum reconditioning industry. Due to the high costs of transporting drums, the competitive range of a reconditioning facility is approximately 250 miles. In addition, drum reconditioning operations are subject to significant regulatory oversight, which makes it difficult to open new facilities. For instance, as previously discussed, open top drum reconditioning operations require the use of large furnaces, which require regulatory permits that are increasingly difficult to obtain. According to industry sources, less than five new furnace permits have been granted to drum reconditioners in the last 10 years in the U.S.

Employees

     At March 22, 1999, we had approximately 3,600 employees, approximately 700 of which were employees of the Container Group. Approximately 300 employees of the Container Group at three locations are covered by collective bargaining agreements. We have not experienced any work stoppage and believe that our relationship with our employees is satisfactory.

Regulation

     General. All of our businesses are subject to evolving environmental, health, safety and transportation laws and regulations at the federal, state and local levels. These regulations are administered by the U.S. Environmental Protection Agency ("EPA") and various other federal, state and local environmental, zoning, health and safety agencies. Many of these agencies periodically examine our operations to monitor compliance with such laws and regulations.

     The Container Group's businesses are subject to extensive regulations governing location, design, operations, monitoring, site maintenance and corrective actions. In order to construct and operate a furnace for open top drum reconditioning, the Container Group must obtain and maintain one or more construction or operating permits and licenses and, in certain instances, applicable zoning approvals. Obtaining the necessary permits and approvals is difficult, time-consuming and expensive. Maintaining the necessary permits is also a significant effort. Once obtained, operating permits are subject to modification and revocation by the issuing agency. In addition, many drums received by the Container Group for reconditioning may have contained products classified as a solid waste, a hazardous substance or a hazardous waste by applicable laws or regulations. The Container Group must ensure that these drums are "empty" as determined by EPA regulations at the time they are received at facilities of the Container Group. The Container Group does not accept drums that are not "empty" because they are classified as hazardous wastes and must be handled and disposed of in an expensive manner in accordance with stringent regulatory requirements.

     Compliance with current and future regulatory requirements may require us, as well as others in the steel drum reconditioning industry, to make significant capital and operating expenditures from time to time. We make a continuing effort to anticipate regulatory, political and legal developments that might affect operations, especially the operations of the Container Group, but we will not always be able to do so. We cannot predict the extent to which any legislation or regulation that may be enacted, amended, repealed, interpreted or enforced in the future may affect the operations of the Container Group or other of our businesses. These actions could adversely affect our operations or impact our financial condition or earnings for one or more fiscal quarters or years.

     Governmental authorities have the power to enforce compliance with regulations and permit conditions, to obtain injunctions or to impose civil or criminal penalties in case of violations. During the ordinary course of its operations, the Container Group or other of our subsidiaries may from time to time receive citations or notices of violations or orders from such authorities. When we receive citations or notices, our subsidiaries will work with the authorities to address their concerns. Failure to be in full compliance with applicable governmental requirements could lead to civil or criminal penalties, curtailed operations, facility closures or the inability to obtain or retain necessary operating permits. In addition, our subsidiaries could be responsible for the remediation of an off-site source through their status as a transporter of certain chemicals.

     As a result of changing government and public attitudes in the area of environmental regulation and enforcement, we anticipate that changing requirements in health, safety and environmental protection laws will require the Container Group to continually modify or replace various facilities and alter methods of operation at costs that may be substantial. The Container Group incurs substantial expenditures in the operation of its businesses in order to comply with the requirements of environmental laws. These expenditures relate to waste stream containment and treatment, facility upgrades and corrective actions. The majority of these expenditures are made in the normal course of the Container Group's businesses and neither materially adversely affect our earnings nor place us at any competitive disadvantage. Although, to our knowledge, we are currently in compliance in all material respects with all applicable federal, state and local laws, permits, regulations and orders affecting our operations where noncompliance would result in a material adverse effect on our financial condition, results of operations or cash flows, we cannot assure you that we will not have to expend substantial amounts for environmental matters in the future.

     The Container Group expects to grow in part by acquiring other existing drum reconditioning operations. Although we conduct due diligence investigations of the past waste management practices and the environmental condition of the businesses that the Container Group acquires, we cannot assure you that, through our investigation, we will identify or quantify all potential environmental problems or risks. As a result, the Container Group may have acquired, or may in the future acquire, properties that have environmental problems and related liabilities. We seek to mitigate these risks by obtaining environmental representations and indemnities from the sellers of the acquired businesses or by requiring remediation of known environmental contamination before acquisition. We cannot, however, assure you that we will be able to rely on any such actions if an environmental liability exists.

     Federal Regulation. The primary U.S. federal statutes affecting our businesses are summarized below. These statutes regulate activities such as discharges of hazardous substances and waste to the air and water and permitting, as well as handling and disposal practices for solid and hazardous wastes.

     The Solid Waste Disposal Act ("SWDA"), as amended by the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"). SWDA and its implementing regulations establish a framework for regulating the handling, transportation, treatment and disposal of hazardous and nonhazardous waste. They also require states to develop programs to ensure the safe disposal of solid waste in landfills. Container residues may be hazardous waste under RCRA or the corresponding state regulations and as such require special handling, transporting, storing and disposal of not only the residues but also the containers. We, as well as other entities with drum reconditioning operations, could incur significant costs in complying with such regulations; however, we do not believe that the costs of complying with these standards will have a material adverse effect on our operations.

     The Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended ("CERCLA"). CERCLA, among other things, provides for the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment and the recovery of natural resource damages. Courts have interpreted CERCLA to impose strict, retroactive, joint and several liability for the costs of cleanup and for damages to natural resources upon the present and former owners or operators of facilities or sites from which there is a release or threatened release of hazardous substances with limited defenses. Generators of hazardous substances and transporters are also strictly liable. As a practical matter, at sites where there are multiple responsible parties for a cleanup, the costs of cleanup are typically allocated according to a volumetric or other standard among the parties. Under the authority of CERCLA and its implementing regulations, detailed requirements apply to the manner and degree of remediation of facilities and sites where hazardous substances have been or are threatened to be released into the environment. Also, CERCLA imposes substantial penalties for failure to report the release of a hazardous substance.

     Liability under CERCLA is not dependent upon the intentional disposal of "hazardous wastes," as defined under RCRA. Liability can be imposed upon the release or threatened release, even as a result of lawful, unintentional, and non-negligent action, of any one of more than 700 "hazardous substances," including very small quantities of such substances. CERCLA requires the EPA to establish a National Priorities List ("NPL") of sites at which hazardous substances have been or are threatened to be released and which require investigation or cleanup. Because of the extremely broad definition of "hazardous substances," the same is true of other industrial properties with which our subsidiaries or their predecessors have been, or with which they may become, associated as an owner or operator. Consequently, if there is a release or threatened release of such substances into the environment from a site currently or previously owned or operated by a subsidiary of PalEx, we could be liable under CERCLA for the cost of removing such hazardous substances at the site, remediation of contaminated soil or groundwater and damages to natural resources, even if those substances were deposited at the facilities before our subsidiaries acquired or operated them.

     The Federal Water Pollution Control Act of 1972 (the "Clean Water Act"). The Clean Water Act regulates the discharge of pollutants into streams, rivers, lakes or the ocean from a variety of sources, including nonhazardous solid waste disposal sites. The Clean Water Act regulates storm water runoff and indirect discharges and our subsidiaries are required to apply for and obtain discharge permits, conduct sampling and monitoring, and, under certain circumstances, reduce the quantity of pollutants in those discharges. The Clean Water Act provides civil, criminal and administrative penalties for violations of its provisions.

     The Clean Air Act. The Clean Air Act provides for the federal, state and local regulation of the emission of air pollutants. These regulations impose emission limitations and monitoring and reporting requirements on several of our operations, including the operations of the Container Group's open top drum reconditioning furnaces. The costs of compliance with the Clean Air Act permitting and emission control requirements are not anticipated to have a material adverse effect on us.

     State and Local Regulation. The states in which we operate have their own laws and regulations that may be more strict than comparable federal laws and regulations governing hazardous and nonhazardous solid waste disposal, water and air pollution, releases and cleanup of hazardous substances and liability for such matters. The states also have adopted regulations governing the permitting and operation of furnaces such as those used in the open top drum reconditioning operations of the Container Group. The Container Group's facilities and operations are likely to be subject to many, if not all, of these types of requirements.

     Zellwood Superfund Site. In February 1998, a wholly owned subsidiary of PalEx acquired Drum Service Co. of Florida, a steel drum reconditioning company with a facility in Florida ("DSF"). In 1982, DSF was notified by the EPA and the Florida Department of Environmental Regulation ("DER") that DSF had been identified as a potentially responsible party ("PRP") with respect to the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the DER discovered arsenic contamination in a shallow monitoring well adjacent to the site. The DSF facility is located on a portion of the 57 acres constituting the Zellwood Site. We believe that DSF and its former shareholders were among approximately 25 entities and individuals identified as PRPs by the EPA.

     Between March 1990 and July 1996, the EPA issued various unilateral administrative orders and notices to DSF and the other PRPs regarding the Zellwood Site. Those orders and notices demanded reimbursement from the PRPs of approximately $2 million of the EPA's costs related to the Zellwood Site and requested the PRPs to accept financial responsibility for additional clean-up efforts. During that time, the EPA estimated that the cost of the selected remedy for soil at the Zellwood Site would be approximately $1 million and the cost of the selected remedy for groundwater at the Zellwood Site would be approximately $5.1 million. DSF and the other PRPs did not agree to the EPA's demands or agree to fund any additional clean-up. In April 1997, the EPA issued an order unilaterally withdrawing its previous orders.

     On June 12, 1998 a suit was filed by the EPA in United States District Court in Orlando, Florida, against DSF and certain other PRPs with respect to the Zellwood Site. The EPA is seeking reimbursement of costs incurred at the Zellwood Site during the past 17 years and a declaratory judgment for future response costs.

     DSF has maintained comprehensive general liability insurance coverage over the past 25 years and has notified various insurers of the EPA's claims regarding the Zellwood Site. A number of those relevant insurance policies did not contain an exclusion for pollution. DSF has notified the insurers that issued these policies of the EPA's claims regarding the Zellwood Site and the commencement of the lawsuit. In 1992, DSF settled a claim with one insurer for an amount that covered a substantial portion of the costs DSF had incurred at that time in dealing with the EPA and the DER. DSF has identified other umbrella liability policies for which coverage may also be available and has been approached by the insurer under two of those policies seeking a settlement. In addition, the former shareholders of DSF have agreed with DSF and us to bear liabilities and expenses with respect to the Zellwood Site, to the extent such liabilities and expenses exceed our insurance recoveries.

     DSF and several other PRPs are currently negotiating with the EPA to settle the lawsuit. DSF intends to vigorously defend the lawsuit and pursue its insurance coverage with respect to losses and expenses incurred in connection with the Zellwood Site. Although there can be no assurance as to any ultimate liability of DSF under the EPA's lawsuit, the amount of recoveries from other PRPs or the insurance coverage, or the amount of insurance recoveries, we believe that DSF's insurance coverage, recoveries from other PRPs and the obligations of DSF's former shareholders will be adequate to cover any liability or expenses of DSF arising from the lawsuit. We will continue to determine the availability of additional insurance coverage for this matter.

     Casmalia Site. In November 1998, Container Services Company ("CSC"), a subsidiary of PalEx Container Systems, Inc., which acquired Consolidated Drum Reconditioning Co., received notice from the EPA that it had been identified as a de minimis PRP with respect to the Casmalia Disposal Site in Santa Barbara County, California ("Casmalia Site").

     The Casmalia Site was a licensed hazardous waste disposal facility from 1974 to 1989. In 1989, the EPA refused to reissue Casmalia's RCRA permit on the grounds that the operator of the site was in violation of the preexisting permit and other environmental laws and regulations. As a result of the owner/operator abandoning efforts to properly close and clean up the site, the EPA took emergency action. There are approximately 10,000 generators who legally sent (according to EPA estimates) approximately 4.5 billion pounds of waste to the Casmalia Site. EPA estimates that the clean up of this site will cost approximately $500 million and will take over 30 years to complete.

     The EPA has entered into a partial settlement with 50 major PRPs and is currently in negotiations with over 50 other major PRPs. In October 1998, the EPA sent out general notices to 750 de minimis PRPs, including CSC. In addition, it is expected that the EPA will send out several hundred additional notice letters to de minimis PRPs. The EPA estimates that the original 750 de minimis PRPs are responsible for an aggregate of about 10% of the volume of waste shipped to the Casmalia Site.

     Based on CSC's alleged contribution of waste to the Casmalia Site, the EPA has offered to settle its claims against CSC for approximately $300,000, which represents a 100% premium over EPA's estimate of CSC's proportionate share of the estimated clean up costs. In return for settlement, CSC will be granted contribution protection against lawsuits by other PRPs who contributed waste to the Casmalia Site. CSC is currently reviewing EPA's settlement offer and estimates of CSC's contribution of waste to the site. In addition, CSC has joined a joint defense group of over 140 other de minimis PRPs for the primary purpose of negotiating a reduction in, and the terms of, the EPA's settlement offer.

Risk Factors

     We Terminated Our Relationship with CHEP. In April 1998, we notified our largest customer, CHEP USA, that we were terminating all of our existing agreements with CHEP. Approximately 26% of our revenues during the 1997 fiscal year and approximately 8% of our revenues during the 1998 fiscal year were attributable to CHEP. We developed a restructuring plan to close, curtail or convert operations at facilities related to CHEP production to alternative business activities. As of the end of the 1998 fiscal year, three CHEP-related manufacturing facilities have been closed, one was sold and two more were consolidated into one facility. Two other CHEP-related facilities were converted to manufacture non-CHEP products. We also terminated approximately 400 production-related employees at CHEP-related facilities during 1998. Our results of operations for the 1998 fiscal year include an after-tax charge to continuing operations of approximately $1.2 million for an inventory valuation adjustment and for disputed accounts receivable, lease cancellation fees and penalties and severance costs. The results of operations for the 1998 fiscal year also include an after-tax charge of approximately $0.8 million for plant closure and asset abandonment costs for the eight CHEP-related facilities. We believe that all CHEP-related restructuring was complete as of the end of 1998 fiscal year. We cannot assure you that we will be able to completely replace the revenues attributable to CHEP or that any replacement business will be more profitable than CHEP's business.

     We Have a Limited Combined Operating History. PalEx was formed in January 1996 and conducted no operations prior to the acquisition of our three founding companies in March 1997. From March 1997 through December 27, 1998, we acquired 27 companies, and we intend to continue to make acquisitions. In most cases, the managers of the acquired companies have continued to operate their companies after being acquired by us. We cannot assure you that we will be able to successfully integrate these companies into our operations or that any successful integration could occur without substantial costs, delays or other problems. In addition, we cannot assure you that our executive management group will be able to oversee the combined entity and effectively implement our operating or growth strategies in each of the markets that we serve. Finally, we cannot assure you that the pace of our acquisitions will not adversely affect our efforts to integrate acquisitions and manage those acquisitions profitably.

     We are Subject to Supply and Demand for Lumber. Pallet prices are closely related to the changing costs and availability of lumber, the principal raw material used in the manufacture and repair of wooden pallets. Typically, lumber prices fall in oversupplied lumber markets, enabling small pallet manufacturers with limited capital resources to procure lumber and initiate production of low-cost pallets. This depresses pallet prices overall and adversely affects our revenues and operating margins. The majority of the lumber used in the pallet industry is hardwood, which is only grown in certain regions of the country and which is difficult to harvest in adverse weather. As a result, pricing is volatile. While we purchase plywood and lumber from numerous vendors, and believe that we will benefit from strong relationships with multiple lumber suppliers, we cannot assure you that we will be able to secure adequate lumber supplies in the future. Lumber supplies and costs are affected by many factors outside our control, including (1) weather, (2) governmental regulation of logging on public lands, (2) lumber agreements between Canada and the U.S. and (3) competition from other industries that use similar grades and types of lumber. For example, in 1997, we experienced higher lumber costs resulting from the impact of wet weather on the harvesting of hardwood timber in the southeast U.S. To the extent we encounter adverse lumber prices or are unable to procure adequate supplies of lumber, our financial condition and results of operations could be materially adversely affected.

     Various Factors May Affect Internal Growth. Our ability to generate internal earnings growth will be affected by, among other factors, our ability to:

      .   expand the range of services offered to customers;
      .   attract new customers;
      .   increase volumes purchased by existing customers;
      .   hire and retain employees;
      .   obtain raw materials at acceptable prices;
      .   open additional facilities; and
      .   reduce operating and overhead expenses.

     We Rely on Acquisitions for Growth. One of our principal growth strategies is to increase our revenues and the markets we serve through the acquisition of additional pallet manufacturing and recycling and drum reconditioning companies. We cannot assure you that we will be able to identify or acquire additional businesses or integrate and manage such additional businesses successfully. Acquisitions may involve a number of risks, including:

      .   adverse short-term effects on our reported operating results;
      .   diversion of our management's attention;
      .   dependence on retention, hiring and training of key personnel;
      .   risks associated with unanticipated problems or legal liabilities; and
      .   amortization of acquired intangible assets.

Some or all of these risks could have a material adverse effect on our financial condition or results of operations. In addition, if consolidation becomes more prevalent in the industries in which we operate, then the prices for attractive acquisition candidates may increase and the number of attractive acquisition candidates may decrease. In any event, we cannot assure you that businesses acquired in the future will achieve sales and profitability that justify the investment.

     We May Require Additional Financing in the Future. We intend to continue to use our Common Stock for a portion of the consideration for acquisitions, but the market price of our Common Stock has not been at a level that is adequate for this purpose. If our Common Stock does not maintain a sufficient valuation or potential acquisition candidates are unwilling to accept our Common Stock as part of the consideration for the sale of their businesses, we may be required to utilize more of our cash resources, if available, in order to pursue our acquisition program. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional capital through future debt or equity financings. Using cash to complete acquisitions and finance internal growth could substantially limit our financial flexibility, using debt could result in financial covenants that limit our operations and financial flexibility and using equity may result in significant dilution of the ownership interests of our then existing stockholders. We cannot assure you that we will be able to obtain financing if and when it is needed or that, if available, it will be available on terms we deem acceptable. As a result, we may be unable to pursue our acquisition strategy successfully.

     We are a party to a credit agreement with BankOne, Texas, N.A. and a syndicate of banks (the "Credit Facility") that allows us to borrow up to $150.0 million to be used for general corporate purposes, future acquisitions, capital expenditures and working capital. The Credit Facility requires us to comply with various affirmative and negative covenants (including maintenance of certain financial ratios) that could limit our operational and financial flexibility. The amount available to be borrowed under the Credit Facility for acquisitions or to refinance acquired company indebtedness varies from time to time depending on the level of, on a pro forma basis reflecting consummated acquisitions, our capital expenditures, consolidated tangible assets, net worth, earnings before interest, taxes, depreciation and amortization and total indebtedness and related interest expense. At March 22, 1999, we had borrowing capacity under our credit facility of approximately $3.0 million.

     Weather Conditions May Adversely Affect Demand. We sell a significant portion of our products and services to customers who ship agricultural products. Severe weather, particularly during the harvesting seasons, may cause a reduction in demand from agricultural customers, adversely affecting our revenues and results of operations. A heavy freeze or other weather adversely affecting the citrus and produce industries could have a significant negative impact on our financial condition and results of operations. In addition, adverse weather conditions may affect our ability to obtain adequate supplies of lumber at a reasonable cost.

     Our Operating Results May Fluctuate Significantly Due to Seasonal Factors and for Other Reasons. Our businesses can be subject to seasonal variations in operations and demand. Our operations experience the greatest demand for new pallets and reconditioned drums during the citrus and produce harvesting seasons (generally October through May), with significantly lower demand from the citrus and produce industries in the summer months. Moreover, yearly results can also fluctuate significantly, particularly in the southeast and western regions of the country as a result of the size of the citrus and produce harvests, which, in turn, largely depend on the occurrence and severity of freezing weather. Quarterly results may also be materially affected by other factors, including:

     .   the timing of acquisitions;
     .   the timing and magnitude of acquisition assimilation costs;
     .   costs of opening new facilities;
     .   gain or loss of a material customer;
     .   variation in product mix; and
     .   weather conditions.

In addition, our revenues and gross margins can fluctuate significantly with variations in lumber prices. Accordingly, our performance in any particular quarter may not be indicative of the results that can be expected for any other quarter or for the entire year.

     There Are Risks Associated with Labor Relations. At March 22, 1999, we had approximately 3,600 employees. Approximately 300 employees of the Container Group are members of various labor unions. Our inability to negotiate acceptable contracts with these unions as existing agreements expire could result in strikes by the affected workers and increased operating costs as a result of higher wages or benefits paid to union members. If the unionized employees were to engage in a strike or other work stoppage, or other employees were to become unionized, we could experience a significant disruption of our operations and higher ongoing labor costs. This could have a material adverse effect on our business and results of operations.

     We May Not Be Able to Manage Our Growth. We expect to continue to grow both internally and through acquisitions. Our management expects to expend significant time and effort in evaluating, completing and integrating acquisitions and opening new facilities. We cannot assure you that our systems, procedures and controls will be adequate to support our operations as they expand. Any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. We cannot assure you that we will identify and retain the needed additional management. If we are unable to manage our growth efficiently and effectively, or are unable to attract and retain additional qualified management, then our financial condition and results of operations could be materially adversely affected.

     Our Markets Are Highly Competitive. The markets for pallet manufacturing and recycling services and drum reconditioning services are highly fragmented and competitive. Competition on pricing is often intense. We may face increasing competition from pallet leasing or other pallet systems providers, which are marketed as less expensive alternatives to new pallet purchasers. CHEP's pallet leasing system competes with new pallet sales to the grocery and wholesale distribution industries and may expand into other industries in the future. In addition, pallet manufacturing and recycling operations are not highly capital intensive and the barriers to entry in these businesses are minimal. Certain other smaller competitors may have lower overhead costs and, consequently, may be able to manufacture or recycle pallets or provide drum reconditioning services at lower costs than us. Other companies with significantly greater capital and other resources than PalEx (including CHEP) may enter or expand their operations in the pallet manufacturing and recycling businesses in the future, which could change the competitive dynamics of the industry. In the past, we have competed, and will continue to compete, with lumber mills in the sale of new pallets. These mill competitors typically view pallet manufacturing as an opportunity to use the lower grade lumber that would otherwise be waste.

     While we estimate, based on industry sources, that non-wooden pallets currently account for less than 10% of the pallet market and that non-steel drums currently only account for approximately 30% of the 55-gallon drum market, we cannot assure you that we will not face increasing competition in the future from pallets fabricated from non-wooden components and 55-gallon drums fabricated from non-steel components.

     We May Issue Preferred Stock in the Future; Delaware Law May Discourage Takeover Attempts. Our Board of Directors is empowered to issue Preferred Stock without stockholder action. The existence of this "blank-check" Preferred Stock could render more difficult or discourage an attempt to obtain control of PalEx by means of a tender offer, merger, proxy contest or otherwise, even if such a transaction would provide greater value to our stockholders than if we remained independent. The rights of the holders of our Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. Certain provisions of the Delaware General Corporation Law may also discourage takeover attempts that have not been approved by the Board of Directors.

     We Are Dependent on Key Personnel. Our operations are dependent on the continued efforts of our executive officers and on senior management. Furthermore, we will likely be dependent on the senior management of companies that may be acquired in the future. Although we have entered into an employment agreement with each of our executive officers, we cannot assure you that any individual will continue in his current capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees could have an adverse effect on our business, financial condition and results of operations. We do not intend to carry key-person life insurance on any of our employees.

     Our Existing Management is Able to Exercise Control over PalEx. Our executive officers, directors and key employees (including officers of our subsidiaries who were the principal stockholders of the subsidiaries prior to their acquisition by us), and entities and persons affiliated with them, beneficially owned, as of March 22, 1999, 57% of the outstanding shares of our Common Stock. These persons, if acting in concert, will be able to continue to exercise control over our affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

     We Have Potential Exposure to Environmental Liabilities. Our operations are subject to various environmental laws and regulations, including those dealing with handling and disposal of waste products, fuel storage and air quality. As a result of past and future operations at our subsidiaries' facilities, we may be required to incur remediation costs and other expenses related thereto. In addition, although we intend to conduct appropriate due diligence with respect to environmental matters in connection with future acquisitions, we cannot assure you that we will be able to identify or be indemnified for all potential environmental liabilities relating to any acquired business. See "Business - Regulation."

     In February 1998, a wholly owned subsidiary of PalEx acquired DSF, a steel drum reconditioning company with a facility in Florida. In 1982, DSF was notified by the EPA and DER that DSF had been identified as a PRP with respect to the Zellwood Groundwater Contamination Site in Orange County, Florida. The Zellwood Site was designated a "Superfund" environmental clean-up site after the DER discovered arsenic contamination in a shallow monitoring well adjacent to the site. The DSF facility is located on a portion of the 57 acres constituting the Zellwood Site. We believe that DSF and its former shareholders were among approximately 25 entities and individuals identified as PRPs by the EPA.

     Between March 1990 and July 1996, the EPA issued various unilateral administrative orders and notices to DSF and the other PRPs regarding the Zellwood Site. Those orders and notices demanded reimbursement from the PRPs of approximately $2 million of the EPA's costs related to the Zellwood Site and requested the PRPs to accept financial responsibility for additional clean-up efforts. During that time, the EPA estimated that the cost of the selected remedy for soil at the Zellwood Site would be approximately $1 million and the cost of the selected remedy for groundwater at the Zellwood Site would be approximately $5.1 million. DSF and the other PRPs did not agree to the EPA's demands or agree to fund any additional clean-up. In April 1997, the EPA issued an order unilaterally withdrawing its previous orders.

     On June 12, 1998 a suit was filed by the EPA in United States District Court in Orlando, Florida, against DSF and certain other PRPs with respect to the Zellwood Site. The EPA is seeking reimbursement of costs incurred at the Zellwood Site during the past 17 years and a declaratory judgment for future response costs.

     DSF has maintained comprehensive general liability insurance coverage over the past 25 years and has notified various insurers of the EPA's claims regarding the Zellwood Site. A number of those relevant insurance policies did not contain an exclusion for pollution. DSF has notified the insurers that issued these policies of the EPA's claims regarding the Zellwood Site and the commencement of the lawsuit. In 1992, DSF settled a claim with one insurer for an amount that covered a substantial portion of the costs DSF had incurred at that time in dealing with the EPA and the DER. DSF has identified other umbrella liability policies for which coverage may also be available and has been approached by the insurer under two of those policies seeking a settlement. In addition, the former shareholders of DSF have agreed with DSF and us to bear liabilities and expenses with respect to the Zellwood Site, to the extent such liabilities and expenses exceed our insurance recoveries.

     DSF and several other PRPs are currently negotiating with the EPA to settle the lawsuit. DSF intends to vigorously defend the lawsuit and pursue its insurance coverage with respect to losses and expenses incurred in connection with the Zellwood Site. Although there can be no assurance as to any ultimate liability of DSF under the EPA's lawsuit, the amount of recoveries from other PRPs or the insurance coverage, or the amount of insurance recoveries, we believe that DSF's insurance coverage, recoveries from other PRPs and the obligations of DSF's former shareholders will be adequate to cover any liability or expenses of DSF arising from the lawsuit. We will continue to determine the availability of additional insurance coverage for this matter.

     In November 1998, CSC, a subsidiary of PalEx Container Systems, Inc., received notice from the EPA that it had been identified as a de minimis PRP with respect to the Casmalia Disposal Site in Santa Barbara County, California.

     The Casmalia Site was a licensed hazardous waste disposal facility from 1974 to 1989. In 1989, the EPA refused to reissue Casmalia's RCRA permit on the grounds that the operator of the site was in violation of the preexisting permit and other environmental laws and regulations. As a result of the owner/operator abandoning efforts to properly close and clean up the site, the EPA took emergency action. There are approximately 10,000 generators who legally sent (according to EPA estimates) approximately 4.5 billion pounds of waste to the Casmalia Site. EPA estimates that the clean up of this site will cost approximately $500 million and will take over 30 years to complete.

     The EPA has entered into a partial settlement with 50 major PRPs and is currently in negotiations with over 50 other major PRPs. In October 1998, the EPA sent out general notices to 750 de minimis PRPs, including CSC. In addition, it is expected that the EPA will send out several hundred additional notice letters to de minimis PRPs. The EPA estimates that the 750 original de minimis PRPs are responsible for an aggregate of about 10% of the volume of waste shipped to the Casmalia Site.

     Based on CSC's alleged contribution of waste to the Casmalia Site, the EPA has offered to settle its claims against CSC for approximately $300,000, which represents a 100% premium over EPA's estimate of CSC's proportionate share of the estimated clean up costs. In return for settlement, CSC will be granted contribution protection against lawsuits by other PRPs who contributed waste to the Casmalia Site. CSC is currently reviewing EPA's settlement offer and estimates of CSC's contribution of waste to the site. In addition, CSC has joined a joint defense group of over 140 other de minimis PRPs for the primary purpose of negotiating a reduction in, and the terms of, the EPA's settlement offer.

     Our Stock Price May be Volatile. Our Common Stock is quoted and traded on the Nasdaq National Market, although we cannot assure you that an active trading market for the Common Stock will continue. The market price of our Common Stock may be subject to significant fluctuations from time to time in response to numerous factors, including variations in our reported financial results and changing conditions in the economy in general or in our industry in particular. In addition, the stock markets experience significant price and volume volatility from time to time, which may affect the market price of our Common Stock for reasons unrelated to our performance.

     There are Substantial Shares Eligible for Future Sale; Our Stock Price May be Adversely Affected. The market price of our Common Stock may be adversely affected by the sale, or availability for sale, of substantial amounts of our Common Stock in the public market. As of March 22, 1999, we had approximately
19.6 million shares of Common Stock outstanding. We have approximately 12.3 million shares that are freely tradable. Approximately 6.3 million additional shares are eligible for resale pursuant to Rule 144 and Rule 145 of the Securities Act of 1933, as amended (the "Securities Act"). These shares are owned by our officers, officers of our subsidiaries and former owners of acquired businesses.

     We Do Not Intend to Pay Cash Dividends for the Foreseeable Future. We intend to retain our earnings for continued development of our businesses and do not intend to pay cash dividends on our Common Stock in the foreseeable future. In addition, the Amended Credit Facility includes, and any additional credit facilities obtained in the future may include, restrictions on our ability to pay dividends without the consent of the lender.

     We May be Adversely Affected If Our Information Systems Are Not Year 2000 Compliant. We use software and related technologies throughout our businesses that will be affected by the "Year 2000 Issue," which is common to most businesses. The Year 2000 Issue relates to the inability of information systems and computer software programs to properly recognize and process date-sensitive information after the beginning of the year 2000. We are in the process of modifying the software in our information technology systems so that all of our software will be Year 2000 compliant. We believe that we and our vendors will be able to modify all of our software in time to minimize any detrimental effects to our operations. We cannot assure you, however, that either we or our software vendors will complete all modifications to all material information technology systems in a timely manner. We continue to study our non-information technology systems that may be affected by the Year 2000 Issue, including those non-information technology features that we use directly in our manufacturing processes. We will continue to consider the likelihood of a material business interruption due to the Year 2000 Issue and, if necessary, implement an appropriate contingency plan. Our failure, or the failure of our vendors or our customers, to have Year 2000 compliant systems in place could have a material adverse affect on our financial condition and results of operations.

ITEM 2.   PROPERTIES

     At December 27, 1998, we operated 59 pallet facilities and 12 drum reconditioning facilities in 23 states. We own 24 of these facilities and lease
47. Most of our facilities offer more than one pallet-related or drum-related service. Our corporate headquarters are located in Houston, Texas. The chart below summarizes the locations of our facilities as of December 27, 1998:

  State            Total Number   Number of    Number of    Number of Drum     Number of
   or                  of         New Pallet   Recycling    Reconditioning       Pallet
Province            Facilities    Facilities   Facilities   Facilities      Leasing Facilities
--------           ------------   ----------   ----------   --------------  ------------------
Alberta                 2                                                            2
Arizona                 2              1           1
Arkansas                3              2           1
British Columbia        1                                                            1
California              4              2           1              1
Colorado                1                                         1
Florida                 4              1           1              2
Georgia                 4              3                          1
Illinois                2                                         2
Indiana                 2              1           1
Kansas                  1                                         1
Maine                   1              1
Manitoba                1                                                           1
Minnesota/1/            2                                         2
Mississippi             1              1
Missouri                1                          1
New Brunswick           1                                                           1
North Carolina          5              4                          1
Ohio                    4              2           2
Oklahoma                1              1
Ontario                 2                                                           2
Pennsylvania            2                          2
Quebec                  1                                                           1
Saskatchewan            2                                                           2
South Carolina          1                          1
Tennessee               2              2
Texas                  13              8           5
Virginia                1                          1
Washington              1                                         1
Wisconsin               3              3

---------
1    One of these facilities includes our IBC leasing operation

     The Company's interests in its owned and leased properties are pledged as security for the repayment of amounts due under the Amended Credit Facility. We believe that our properties are generally adequate for our present needs. Further, we believe that suitable additional or replacement space will be available when required.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
     We have from time to time been a party to litigation arising in the normal course of our business. Most of that litigation involves claims for personal injury or property damage incurred in connection with our operations. We believe that none of these actions will have a material adverse effect on our financial condition or results of operations.

     On June 12, 1998 a suit was filed by the EPA in United States District Court in Orlando, Florida, against DSF and certain other PRPs with respect to the Zellwood Site. The EPA is seeking reimbursement of costs incurred at the Zellwood Site during the past 17 years and a declaratory judgment for future response costs. See "Business--Regulation."

     DSF has maintained comprehensive general liability insurance coverage over the past 25 years and has notified various insurers of the EPA's claims regarding the Zellwood Site. A number of those relevant insurance policies did not contain an exclusion for pollution. DSF has notified the insurers that issued these policies of the EPA's claims regarding the Zellwood Site and the commencement of the lawsuit. In 1992, DSF settled a claim with one insurer for an amount that covered a substantial portion of the costs DSF had incurred at that time in dealing with the EPA and the DER. DSF has identified other umbrella liability policies for which coverage may also be available and has been approached by the insurer under two of those policies seeking a settlement. In addition, the former shareholders of DSF have agreed with DSF and us to bear liabilities and expenses with respect to the Zellwood Site, to the extent such liabilities and expenses exceed our insurance recoveries.

     DSF and several other PRPs are currently negotiating with the EPA to settle the lawsuit. DSF intends to vigorously defend the lawsuit and pursue its insurance coverage with respect to losses and expenses incurred in connection with the Zellwood Site. Although there can be no assurance as to any ultimate liability of DSF under the EPA's lawsuit, the amount of recoveries from other PRPs or the insurance coverage, or the amount of insurance recoveries, we believe that DSF's insurance coverage, recoveries from other PRPs and the obligations of DSF's former shareholders will be adequate to cover any liability or expenses of DSF arising from the lawsuit. We will continue to determine the availability of additional insurance coverage for this matter.

     In November 1998, CSC, a subsidiary of PalEx Container Systems, Inc., received notice from the EPA that it had been identified as a de minimis PRP with respect to the Casmalia Site in Santa Barbara County, California.

     The Casmalia Site was a licensed hazardous waste disposal facility from 1974 to 1989. In 1989, the EPA refused to reissue Casmalia's RCRA permit on the grounds that the operator of the site was in violation of the preexisting permit and other environmental laws and regulations. As a result of the owner/operator abandoning efforts to properly close and clean up the site, the EPA took emergency action. There are approximately 10,000 generators who legally sent (according to EPA estimates) approximately 4.5 billion pounds of waste to the Casmalia Site. EPA estimates that the clean up of this site will cost approximately $500 million and will take over 30 years to complete.

     The EPA has entered into a partial settlement with 50 major PRPs and is currently in negotiations with over 50 other major PRPs. In October 1998, the EPA sent out general notices to 750 de minimis PRPs, including CSC. In addition, it is expected that the EPA will send out several hundred additional notice letters to de minimis PRPs. The EPA estimates that the 750 original de minimis PRPs are responsible for an aggregate of about 10% of the volume of waste shipped to the Casmalia Site.

     Based on CSC's alleged contribution of waste to the Casmalia Site, the EPA has offered to settle its claims against CSC for approximately $300,000, which represents a 100% premium over EPA's estimate of CSC's proportionate share of the estimated clean up costs. In return for settlement, CSC will be granted contribution protection against lawsuits by other PRPs who contributed waste to the Casmalia Site. CSC is currently reviewing EPA's settlement offer and estimates of CSC's contribution of waste to the site. In addition, CSC has joined a joint defense group of over 140 other de minimis PRPs for the primary purpose of negotiating a reduction in, and the terms of, the EPA's settlement offer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
Not Applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
         ---------------------------------------------------------------------
     Our Common Stock has traded on the Nasdaq National Market since March 20, 1997, the date of our IPO, under the symbol "PALX." The following table sets forth the high and low sales prices for our Common Stock from December 29, 1997 through December 27, 1998. (During 1997, we changed our fiscal year-end to the last Sunday of each December from a fiscal year ending on November 30.)

                                                                           Low         High
                                                                         -------      -------
First Quarter (from December 29, 1997 through March 29, 1998)            $11.125      $15.000
Second Quarter (from March 30, 1998 through June 28, 1998)               $ 9.250      $13.375
Third Quarter from (June 29, 1998 through September 27, 1998)            $ 5.625      $ 9.875
Fourth Quarter (from September 28, 1998 through December 27, 1998)       $ 5.875      $ 9.750

     On March 22, 1999, the last reported sale price of our Common Stock on the Nasdaq National Market was $8.72 per share. On that date, we had 169 holders of record of our Common Stock.

     We intend to retain all of our earnings, if any, to finance the expansion of our business and for general corporate purposes, including future acquisitions, and do not anticipate paying any cash dividends on our Common Stock for the foreseeable future. In addition, our revolving credit facility includes, and any additional lines of credit established in the future may include, restrictions on our ability to pay dividends without the consent of the lender.

     Set forth below is certain information concerning all sales of securities by us that were not registered under the Securities Act of 1933, as amended (the "Securities Act") and that have not been previously reported in our Quarterly Reports on Form 10-Q.

     On September 30, 1998, we issued a warrant for the purchase of up to 250,000 shares of our Common Stock to Batchelder & Partners, Inc. for professional advisory services at an exercise price of $11.375 per share. The warrant, which may be exercised in whole or in part upon the consummation of certain defined transactions, expires in May 2005. Neither the warrant nor the shares of Common Stock for which it is exercisable were registered under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

     We acquired the capital stock of Charlotte Steel Drum Corporation and substantially all of the assets of Atlas Container Corporation on October 23, 1998 and October 30, 1998, respectively, for aggregate consideration consisting of approximately $3.7 million in cash and 319,810 shares of our Common Stock. The shares of Common Stock were issued without registration under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

     On January 2, 1998 and March 20, 1998, we issued convertible promissory notes in connection with acquisitions of the assets of American Pallet Recyclers, Inc. and Pallet Outlet Company, Inc. On March 18, 1998 and July 14, 1998, we issued convertible promissory notes in connection with acquisitions of Capital Pallet Incorporated and Duckert Pallet Co., Inc. These convertible notes may be converted into a total of 703,346 shares of our Common Stock. The notes bear interest at various annual rates and are generally convertible after the first anniversary of issuance. Neither the convertible notes nor the shares of Common Stock into which they are convertible were registered under the Securities Act in reliance on the exemption provided by Section 4(2) of the Securities Act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         ------------------------------------

     The following historical financial information should be read in conjunction with the audited historical Consolidated Financial Statements of PalEx, Inc. and Subsidiaries and the Notes thereto included in Item 8 - "Financial Statements and Supplementary Data." The historical financial information for the fiscal years ended 1994 through 1998 reflects the historical statements of Fraser, the accounting acquiror, restated for the effects of the business combinations with the Pooled Companies, the 1998 Pooled Companies, the remaining Founding Companies and the Purchased Companies (which terms are defined in Item 7 - "Management's Discussion And Analysis of Financial
Condition - Results of Operations") from their respective acquisitions dates.

                                                                                              Fiscal Year      Fiscal Year
                                           Fiscal years Ended November 30,                      Ended            Ended
                                       ------------------------------------   Transition      December 28,     December 27,
                                          1994         1995         1996      Period (1)        1997             1998
                                       ----------   ----------   ----------   ----------     -----------      -----------
Income Statement Data:                  (in thousands, except share and per share data)
PalEx(2):
Revenues                               $  116,942   $  125,707   $  145,030   $    3,828     $   222,993      $   319,691
Gross profit(9)                            17,735       20,512       23,165          707          34,909           58,894
Selling, general and administrative
 expenses                                  12,350       13,333       14,063          749          20,135           33,042
Pooling expenses                                -            -            -            -               -            1,841
Compensation differential                       -            -            -            -           1,020            1,062
Goodwill amortization                           -            -            -            -             593            2,977
Restructuring charge(9)                         -            -            -            -               -              949
Plant closure costs and asset
 abandonment loss(9)                            -            -            -            -               -            1,369
Income (loss) from operations               5,385        7,179        9,102          (42)         13,161           17,654
Interest expense, net(3)                     (930)      (1,451)      (1,230)         (24)         (1,817)          (8,563)
Net income (loss)                      $    2,979   $    4,134   $    6,039   $      (66)    $     6,640      $     3,986
                                       ==========   ==========   ==========   ==========     ===========      ===========
Net income (loss) per share - basic    $      .32   $      .44   $      .64   $     (.01)    $       .43      $       .21
Net income (loss) per share - diluted  $      .32   $      .44   $      .64   $     (.01)    $       .42      $       .21
Shares used in computing net income
 (loss) per share - basic               9,433,414    9,433,414    9,433,414    9,433,414      15,561,489       18,937,354
Shares used in computing net income
 (loss) per share - diluted             9,433,414    9,433,414    9,433,414    9,433,414      15,914,157       19,310,295

Pro Forma (unaudited)(4):
Revenues                                                                                                      $   379,854
Gross profit                                                                                                       74,017
Selling, general and administrative
 expenses(5)                                                                                                       43,178
Goodwill amortization(6)                                                                                            4,250
Restructuring charge(9)                                                                                               949
Plant closure costs and asset abandonment loss(9)                                                                   1,369
Income from operations                                                                                             24,271
Interest income (expense), net(7)                                                                                 (10,737)
Net income                                                                                                    $     6,512
                                                                                                              ===========
Net income per share                                                                                                 $.32
                                                                                                              ===========
Shares used in computing pro forma
 net income per share(8)                                                                                       20,658,574
                                                                                                              ===========

                                                 November 30,
                                     ---------------------------------              December 28,      December 27,
                                      1994          1995        1996                    1997              1998
                                     -------       -------     -------                --------          --------
Balance Sheet Data:
PalEx
Working capital                      $ 3,004       $ 6,613     $ 7,630                $ 35,705          $ 54,672
Total assets                          48,933        50,857      57,868                 120,005           292,438
Total debt, including current
 portion                              21,770        21,212      18,648                  32,880           155,772
Stockholders' equity                  16,956        19,400      24,443                  67,437            95,280

(1) Because we changed our fiscal year-end to the last Sunday of each December from the year ending on November 30, a one month transition period (the "Transition Period") beginning on December 1, 1996, and ending on December 31, 1996 is presented herein for comparability of financial statements between the periods presented.

(2) Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The results of operations of the Pooled Companies and the 1998 Pooled Companies are included along with those of Fraser for each year presented. The acquisition of the Purchased Companies is included in the results of operations from their respective dates of acquisition.

(3)  Includes interest expense and other income (expense), net.

(4) The unaudited pro forma income statement data assume that the 1998 Purchased Companies were closed on January 1, 1998, and are not necessarily indicative of the results we would have obtained had these events actually occurred at that time or of our future results. The 1998 Purchased Companies were not under common control or management during the periods presented above and, therefore, the data presented may not be comparable to or indicative of post-combination results to be achieved by us. The unaudited pro forma income statement data is based on preliminary estimates, available information and certain assumptions that we deem appropriate and should be read in conjunction with the other financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

(5) The unaudited pro forma income statement data for the fiscal year ended December 27, 1998 includes approximately $4.3 million in pro forma reductions in salary and benefits of certain former owners of our acquired subsidiaries to which they have agreed prospectively, the effect of revisions of certain lease agreements between certain stockholders and us as a result of our purchase of the related assets and pooling expenses incurred in conjunction with the 1998 Pooled Companies.

(6) Reflects amortization of the goodwill recorded as a result of the acquisitions accounted for under the purchase method of accounting over a 30-year period.

(7) Includes interest expense and other income (expense), net, and reflects the reduction of interest expense attributed to the repayment of debt with proceeds from the IPO, the increase in interest expense attributed to incremental borrowings and the change in interest expense on refinanced indebtedness of the companies we have acquired, assuming the application of the rate of interest available to us through our line of credit.

(8) For the year ended December 27, 1998 includes (i) 5,910,000 shares issued to the owners of the Founding Companies, (ii) 6,784,957 shares issued in connection with the acquisition of the Pooled Companies and the 1998 Pooled Companies, (iii) 50,000 shares issued to our management, (iv) 1,021,389 shares issued to Main Street Capital Partners, L.P., (v) 3,000,000 shares sold in the IPO, (vi) 142,500 shares issued to the Founding Companies profit sharing plans, (vii) 2,923,746 shares issued as part of the acquisition of the Purchased Companies, (viii) 450,000 shares sold pursuant to the overallotment and (ix) 376,982 weighted average shares attributable to stock options equivalent shares and stock options exercised during 1998.

(9) The results of operations for our year ended December 27, 1998 include charges of approximately $1.2 million for inventory revaluation adjustment, approximately $0.9 million for restructuring costs and expenses and approximately $1.4 million for plant closure costs and asset abandonment loss related to the termination of our relationship with CHEP. For further discussion, see Managements Discussion and Analysis of Financial Condition and Results of Operations - Termination of CHEP Relationship.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

     The following discussion should be read in conjunction with the financial statements and related notes thereto and "Item 6 - Selected Financial Data" appearing elsewhere in this Annual Report on Form 10-K. This Annual Report includes, and any Quarterly Report on Form 10-Q or any Current Report on Form 8-K filed by us or any other written or oral statements made by us or on our behalf may include, forward-looking statements reflecting our current views with respect to future events and financial performance. The words "anticipate," "estimate," "expect," and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including (but not limited to) the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for internal growth initiatives, capital growth projects and future acquisitions, the availability of attractive acquisition opportunities, our ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors. Should one or more of these risks or uncertainties materialize, or should assumptions underlying the anticipated or estimated results prove incorrect, actual results may vary materially from those anticipated or estimated. Although cautionary statements are made in this Annual Report related to factors that may affect future operating results, a more detailed discussion of these factors is set forth above in "Business - Risk Factors."

     As described above in "Business - Introduction," in 1998, we acquired the Container Group in eight separate acquisitions. Those acquisitions have resulted in the expansion of our business to steel drum reconditioning and management services. The following discussion and analysis of our financial condition and results of operations focuses on our pallet and drum segments.

Introduction

     Our revenues are derived from: (1) the manufacture and sale of new pallets;
(2) the reconditioning and repair of steel drums, leasing of intermediate bulk containers ("IBCs") and provision of management services to users of steel drums and IBCs; (3) the repair, remanufacture and sale of recycled pallets and the provision of pallet management services; and (4) pallet and container leasing, retrieval, repair and management services.

     New pallet sales accounted for approximately 54% of our consolidated revenues for the 1998 fiscal year, which ended December 27, 1998. A substantial portion of the cost of a new pallet is lumber, and new pallet sales prices are strongly influenced by the cost, availability and type of lumber used. As a result, changes in lumber prices can significantly impact our revenues and margins. New pallet manufacturing is generally considered to be a mature industry characterized by moderate growth rates.

     The reconditioning and repair of steel drums accounted for approximately 27% of our consolidated revenues for the 1998 fiscal year. The steel drum reconditioning and repair industry has barriers to entry by new competitors, including compliance with environmental standards and high capital requirements. Consequently, competition is generally stable or declining in the industry, which provides surviving industry participants with the opportunity to acquire market share via pricing strategy.

     The repair, remanufacture and sale of recycled pallets and recycled pallet management services accounted for approximately 17% of our consolidated revenues for the 1998 fiscal year. These activities are more labor intensive and require fewer raw materials than manufacturing new pallets. Recycling operations generally generate higher gross profits as a percentage of revenues than new pallet sales.

     Canadian pallet leasing, retrieval, repair and management services and IBC leasing in the United States accounted for approximately 2% of our consolidated revenues for the 1998 fiscal year.

     We recognize revenue upon the delivery of a product or service to a customer. We do not generally maintain significant finished goods inventory. Cost of sales for pallets are predominantly variable, such as the cost of lumber, labor, fasteners, transportation, equipment maintenance and utilities. Fixed costs in pallet cost of sales include depreciation of equipment, supervisory labor and direct overhead. A significant number of our pallet production employees are paid on a production or "piecework" basis, which we believe provides incentives for increased productivity. Cost of sales for reconditioned steel drums contain higher fixed costs, a reflection of the capital intensity of the business. Fixed costs of sales for reconditioned steel drums include depreciation, transportation and facility repairs. Variable costs to recondition steel drums include chemicals and coatings, hardware, labor and raw drums.

     Although we sell products to a broad range of industries, approximately 7% of our revenues for the 1998 fiscal year were attributable to the agricultural industry in the southeastern and western regions of the U.S., with the citrus and produce industries constituting the largest component of these revenues. Revenue associated with these industries is highly seasonal, concentrated in the period from October through May. Moreover, severe weather, particularly during the harvesting seasons, may cause a reduction in demand from agricultural customers, adversely affecting our revenues and results of operations. Adverse weather conditions may also affect our raw material costs.

Termination of CHEP Relationship

     During the last quarter of 1997 and the first part of the first quarter of 1998, various members of our management had numerous discussions with representatives of our largest customer, CHEP, regarding numerous issues affecting the profitability of the products we manufactured for CHEP and the pricing of new pallets, the uncertainty of CHEP production requirements, the absence of fees for extra services provided to CHEP, quality control and the opening of new facilities that would be primarily dedicated to performing services for CHEP. We manufactured new, high-grade pallets for CHEP, which in turn leased these pallets to its customers. These pallets were part of a "closed-loop" materials handling and management system that included recovery of the pallet from the end user, aggregating them in PalEx-operated depots, where they were sorted, repaired and returned to CHEP's customers.

     In addition, during this same period we began renegotiating the prices CHEP was being charged for new pallets to more accurately reflect constantly changing lumber prices. After subsequent discussion and communications, we recognized that these issues would not be resolved to the mutual satisfaction of CHEP and us. Accordingly, we notified CHEP that effective on April 29, 1998 we would cease supplying CHEP with new pallets and provided advance notice (generally, 10 to 60 days) under contractual arrangements to discontinue repair and depot services for CHEP.

     The termination of our relationship with CHEP adversely affected the operations of certain of our facilities in the southeastern and western United States. We developed a restructuring plan to close, curtail or convert operations at facilities related to CHEP production to alternative business activities. As of December 27, 1998, three CHEP-related manufacturing facilities have been closed, one was sold and two more were consolidated into one facility. Two other CHEP-related facilities were converted to manufacture non-CHEP products. We also terminated approximately 400 production-related employees at CHEP-related facilities during 1998.

     During the 1998 fiscal year, approximately 8% of our consolidated revenues were attributable to CHEP. Sales to CHEP for the years ended November 30, 1996 and December 28, 1997 were approximately 21% and 26% of consolidated revenues, respectively.

Results of Operations

     Fraser has been identified as the accounting acquiror for financial statement presentation purposes.

     Subsequent to the acquisition of the Founding Companies and our IPO and during fiscal 1997, PalEx acquired five additional companies. During the 1998 fiscal year, we acquired a total of 19 companies. Of the 1998 acquisitions, ten are engaged in the pallet business in the United States, eight are engaged in the reconditioning and rebuilding of industrial steel containers in the U.S. and one (SMG Corporation) is engaged in the rental of pallets in Canada.

     The following table lists our acquisitions through December 27, 1998:

                                                                 DATE OF
               COMPANY ACQUIRED                                ACQUISITION
               ----------------                                -----------

Founding Companies (1):
----------------------
Fraser Industries, Inc. ("Fraser")                               3/25/97
Ridge Pallets, Inc. ("Ridge")                                    3/25/97
Interstate Pallet Co., Inc. ("Interstate")                       3/25/97

Pooled Companies (2):
--------------------
Sheffield Lumber & Pallet Company, Inc. ("Sheffield")             8/1/97
Sonoma Pacific Company ("Sonoma")                                 8/1/97
New London Pallet ("New London")                                10/14/97
Bay Area Pallet ("Bay Area")                                    10/31/97

Other 1997 fiscal year acquisitions (3):
---------------------------------------
Summers Pallet Manufacturing, Inc. ("Summers")                  11/20/97

1998 Pooled Companies (4):
-------------------------
Acme Barrel Company, Inc. ("Acme")                               2/23/98
Western Container, Limited Liability Company ("Western")         2/23/98
Drum Service Co. of Florida ("DSF")                              2/27/98
Consolidated Container Corporation ("CCC")                       2/27/98

1998 Purchased Companies (5):
----------------------------
American Pallet Recyclers, Inc. ("APR")                           1/2/98
Consolidated Drum Reconditioning, Inc. ("CDR")                   2/12/98
Capital Pallet, Incorporated ("Capital")                         3/18/98
Pallet Outlet Company, Inc. ("POC")                              3/20/98
Southern Pallets, Inc. ("Southern")                              3/25/98
Shipshewana Pallet Co., Inc. ("Shipshewana")                     5/21/98
Gilbert Lumber Inc. ("Gilbert")                                  6/11/98
Valley Pallets, Inc. ("Valley")                                  6/17/98
Duckert Pallet Co., Inc. ("Duckert")                             7/14/98
Continental Associated Investments ("Continental")               7/27/98
McCook Drum & Barrel Co., Inc. ("McCook")                         8/4/98
Isaacson Lumber Company ("Isaacson")                             8/31/98
SMG Corporation ("SMG")                                          9/11/98
Charlotte Steel Drum ("CSD")                                    10/23/98
Atlas Drum ("Atlas")                                            10/30/98
______________
(1) We acquired the Founding Companies concurrently with the closing of our IPO.
(2) We acquired the Pooled Companies in the 1997 fiscal year (ended December 28, 1997) following our IPO. We accounted for each of these acquisitions as a pooling-of-interests.
(3)  We accounted for the 1997 acquisition of Summers as a purchase.
(4) We acquired the 1998 Pooled Companies in the 1998 fiscal year and accounted for each of these acquisitions as a pooling-of-interests.
(5) The 1998 Purchased Companies were acquired in the 1998 fiscal year and were accounted for as purchases. (We sometimes refer to the 1998 Purchased Companies, together with Summers, as the "Purchased Companies".)

     The following table sets forth certain selected financial data and that data as a percentage of our revenues for the periods indicated (dollars in thousands):

                                                                               Year ended
                                     ----------------------------------------------------------------------------------------
                                         November 30, 1996                  December 28, 1997             December 27, 1998
                                     -----------------------            -----------------------      ------------------------
Revenues                             $145,030          100.0%           $222,993          100.0%     $319,691           100.0%
Cost of goods sold                    121,865           84.0             188,084           84.3       259,562            81.2
Inventory  valuation adjustment             -              -                   -              -         1,235              .4
                                     --------          -----            --------          -----      --------           -----
Gross profit                           23,165           16.0              34,909           15.7        58,894            18.4
Selling, general and
 administrative expenses               14,063            9.7              20,135            9.0        33,042            10.3
Pooling expenses                            -              -                   -              -         1,841              .6
Compensation differential                   -              -               1,020             .5         1,062              .3
Goodwill amortization                       -              -                 593             .3         2,977              .9
Restructuring charge                        -              -                   -              -           949              .3
Plant closure costs and asset
 abandonment loss                           -              -                   -              -         1,369              .4
                                     --------          -----            --------          -----      --------           -----
Income from operations                  9,102            6.3              13,161            5.9        17,654             5.5
Interest expense                       (1,576)          (1.1)             (1,722)           (.8)       (8,468)           (2.7)
Other income (expense), net               346             .2                 (95)             -           (95)              -
                                     --------          -----            --------          -----      --------           -----
Income before taxes                     7,872            5.4              11,344            5.1         9,091             2.8
Income taxes                            1,833            1.2               4,704            2.1         5,105             1.6
                                     --------          -----            --------          -----      --------           -----
Net income                           $  6,039            4.2%           $  6,640            3.0%     $  3,986             1.2%
                                     ========          =====            ========          =====      ========           =====

Year Ended December 27, 1998 Compared to Year Ended December 28, 1997

     Revenues increased approximately $96.7 million, or 43.4%, to approximately $319.7 million from approximately $223.0 million. Revenues attributable to the 1998 Purchased Companies were approximately $94.7 million. Revenues for the Founding Companies and the Pooled Companies and Summers, adjusted for the comparable period in 1998 for which there were no revenues in 1997, decreased approximately $23.0 million from 1997 to 1998. CHEP sales decreased approximately $32.4 million from 1997 to 1998. Approximately $9.4 million of the decrease in sales attributable to CHEP was replaced in 1998 after the termination of our CHEP relationship with increased sales to other customers.

     Revenues from new and recycled pallet sales increased approximately $19.2 million and $47.5 million, respectively, in 1998 over 1997. Revenues from pallet leasing and related services increased approximately $4.6 million in 1998 over 1997. Revenues from reconditioned drum sales increased approximately $25.4 million in 1998 over 1997. All of these increases were primarily attributable to the revenues of the 1998 Purchased Companies.

     Gross profit as a percentage of revenues increased to 18.4% for 1998 compared to 15.7% for 1997. The Company's consolidated sales mix now consists of a higher percentage of sales of recycled pallets and reconditioned drums, which have higher gross margins.

     Selling, general and administrative expenses increased 64.1% to approximately $33.0 million in 1998 from approximately $20.1 million in 1997 and were 10.3% and 9.0% of revenues, respectively. Approximately $10.5 million of this increase was attributable to the acquisitions of the 1998 Purchased Companies and approximately $2.4 million was associated with the costs of being a public company.

     The results of operations for 1998 included charges of approximately $1.8 million and $1.1 million for pooling expenses and compensation differential, respectively. Compensation differential is the difference between previous owners' compensation before their companies were acquired by PalEx and the amounts they contractually agreed to be paid afterward. There were no pooling expenses for 1997. Compensation differential for 1997 was approximately $1.0 million.

     Goodwill amortization increased in 1998 to approximately $3.0 million from approximately $0.6 million because of the additional companies we acquired during 1998 that were accounted for as purchases.

     The results of operations for 1998 include after-tax charges of approximately $1.2 million for costs associated with the conversion or closure of facilities and approximately $0.8 million for plant closure and asset abandonment losses related to the termination of our relationship with CHEP.

     Interest expense increased in 1998 to approximately $8.5 million from approximately $1.7 million in 1997. The increase in interest expense was primarily attributable to the additional indebtedness incurred in conjunction with the acquisitions of the 1998 Purchased Companies and the refinanced debt of the 1998 Pooled Companies.

     Federal and state income taxes have been provided on the earnings of Fraser, the Pooled Companies and the 1998 Pooled Companies for 1997 and on Ridge, Interstate and Summers from their respective dates of acquisition. The provision for income taxes for 1997 also includes a charge of approximately $0.5 million, representing deferred income taxes for Fraser at the time of our IPO. This charge was not previously recorded because of Fraser's status under Subchapter S of the Internal Revenue Code. Our effective income tax rate was 56.2% of pretax income for 1998, primarily due to nondeductible amortization of goodwill and costs and expenses incurred in conjunction with those companies acquired as poolings-of-interests.

     As a result of the foregoing, net income for 1998 decreased approximately $2.6 million to approximately $4.0 million from approximately $6.6 million in 1997.

Year Ended December 28, 1997 Compared to November 30, 1996

     Revenues increased approximately $78.0 million, or 53.8%, to approximately $223.0 million in 1997 from approximately $145.0 million in 1996. Of this increase, approximately $45.4 million was attributable to the acquisition of Ridge and Interstate and approximately $21.4 was attributable to an increase in new pallet sales. Approximately $11.2 million of the increase was attributable to an increase in unit sales of reconditioned drums.

     Gross profit as a percentage of revenues remained relatively unchanged at 15.7% in 1997 compared to 16.0% in 1996. The slight decrease in gross profit percentage was partially attributable to increased lumber costs during the year. Gross margins for reconditioned drums were slightly lower due to market driven price pressures.

     Selling, general and administrative expenses increased 43.2% to approximately $20.1 million in 1997 from approximately $14.1 million in 1996 and were 9.0% and 9.7% of sales, respectively. The amount of increase was primarily attributable to increased costs associated with being a public company and the acquisitions of Ridge, Interstate and Summers.

     Goodwill amortization in 1997 is attributable to the acquisition of Ridge, Interstate and Summers.

     Interest expense increased to approximately $1.7 million in 1997 from approximately $1.6 million in 1996 as a result of the increase in indebtedness in 1997.

     As a result of the foregoing, net income increased to approximately $6.6 million in 1997 from approximately $6.0 million in 1996.

Liquidity and Capital Resources

     On March 25, 1997, we completed our IPO, which involved the sale of 3,000,000 shares of our Common Stock at a price to the public of $7.50 per share. The net proceeds from our IPO (after deducting underwriting discounts, commissions and offering expenses) were approximately $20.5 million. Of this amount, approximately $1.2 million was used to pay the cash portion of the purchase prices relating to the acquisitions of the Founding Companies, with the remainder being used to repay certain indebtedness of the Founding Companies. On April 22,

1997, we sold an additional 450,000 shares of our Common Stock at a price to the public of $7.50 per share (generating net proceeds to us of $3.1 million after underwriting discounts and commissions) pursuant to the exercise of an over-allotment option we granted to the underwriters in connection with our IPO. The net proceeds from the sale of these shares were used to repay debt borrowed under our Credit Facility, as discussed below.

     We have a credit facility with BankOne, Texas, N.A. and a syndicate of other banks (the "Credit Facility"). The Credit Facility provides us with a revolving line of credit of up to $150.0 million, which can be used for general corporate purposes, including acquisitions, the repayment or refinancing of indebtedness of acquired companies, capital expenditures, letters of credit (with a $10 million limit for standby letters of credit) and working capital. Our Credit Facility matures, and all amounts outstanding thereunder will become due and payable, on April 1, 2000.

     The Credit Facility was amended on December 28, 1998. Before that date, advances under the Credit Facility bore interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of our interest-bearing debt to our pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At our option, advances could bear interest at a rate based on a designated London Interbank Offered Rate ("LIBOR"), plus a margin ranging from 75 to 200 basis points, depending on the ratio described in the preceding sentence.

     Since December 28, 1998, advances under the Credit Facility bear interest at a defined base interest rate of the lenders, plus 50 basis points through March 31, 1999 and increasing 50 basis points on that date and each quarter thereafter until maturity. At our option, such advances may bear interest based on a designated LIBOR rate, plus a margin of 275 basis points through March 31, 1999 and increasing 50 basis points on that date and each quarter thereafter until maturity. Commitment fees of 50 basis points are payable on the unused portion of the line of credit through March 31, 1999 and increase by 50 basis points on that date and each quarter thereafter until maturity.

     The Credit Facility prohibits our payment of dividends, restricts our incurrence or assumption of other indebtedness and requires us to comply with certain financial covenants, including consolidated net worth, fixed charge coverage, and funded debt and senior debt to earnings before interest, taxes, depreciation and amortization ratios. We were in compliance with, or had obtained waivers for, the covenants on December 27, 1998. Our indebtedness and obligations under the Credit Facility are guaranteed by each of our subsidiaries. In addition, this indebtedness and these obligations are secured by pledges of all our, and our subsidiaries', real and personal property, including pledges of all the outstanding stock of each of our U.S. subsidiaries and 65% of the stock of our Canadian subsidiary.

     At March 22, 1999, we had borrowing capacity under our Credit Facility of approximately $3.0 million.

     We issued approximately $9.9 million in subordinated convertible notes payable (the "Convertible Notes") to certain former owners of the 1998 Purchased Companies. The Convertible Notes, which bear interest at rates ranging from six to eight percent, include provisions that allow conversion into shares of our Common Stock beginning on the first anniversary date of the Convertible Notes (the "Conversion Date") at conversion prices ranging from $10.78 to $15.86 per share. If the Convertible Notes are not converted, they become due and payable on their second anniversary. At the Company's option, the Convertible Notes may be prepaid at any time following the Conversion Date.

     We intend to pursue additional acquisitions. The timing, size or success of any acquisitions and the resulting additional capital commitments are unpredictable. We expect to fund future acquisitions primarily through a combination of issuances of additional equity, working capital, and cash flow from operations and borrowings, including the unused portion of the Credit Facility. To the extent new sources of financing are necessary to fund future acquisitions, we cannot assure you that we can secure the additional financing if and when it is needed or on terms deemed acceptable to us.

Seasonality

     The pallet manufacturing business is subject to seasonal variations in operations and demand. We have a significant number of agricultural customers and typically experience the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May), with significantly lower demand in the summer months. Our third quarter has traditionally been the quarter with lowest demand for pallets.

     Yearly results can fluctuate significantly in the agricultural regions depending on the size of the citrus and produce harvests, which, in turn, are subject to the occurrence and severity of freezing weather and changes in rainfall. Adverse weather conditions may also affect our ability to obtain adequate supplies of lumber at a reasonable cost and the demand for our products. Our locations that predominantly service manufacturing and industrial customers experience less seasonality. We believe that the effects of such seasonality will diminish as we grow and expand our customer base internally and through acquisitions.

     Our drum reconditioning business is seasonally impacted in the southeastern and western United States by the agricultural industries. Reconditioned drum sales are strongest during a period generally beginning in April and extending through September, with preseason production for this period running from January through March.

Year 2000 Issues

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

     We have conducted an evaluation of the actions necessary in order to ensure that our computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. The majority of our information technology software with potential year 2000 concerns was licensed from vendors that have either changed their product to remove the effects of the Year 2000 Issue or have committed to us to have the necessary changes made during 1999. Reviews and inquiries concerning software used in the operation of our manufacturing equipment have been conducted as well. Our operating businesses do not require extensive systems-oriented applications. The pallet manufacturing business consists of harvesting, transporting, cutting, assembling and delivering finished wood products. The drum reconditioning business consists of collecting, reconditioning and delivering empty steel containers. Isolated microprocessor-driven manufacturing equipment involved in the pallet manufacturing and drum reconditioning processes have either been conformed to year 2000 standards or are scheduled for conformity by the vendor in 1999. We are unaware of any material disruptions to our manufacturing operations that could occur because of year 2000 problems. We are also unaware of any exposure to contingencies related to the Year 2000 Issue for the products we have sold in the past. We do not anticipate the loss of any revenues due to the Year 2000 Issue.

     As a result of our evaluations of the Year 2000 Issue, we are engaged in the process of upgrading and replacing certain of our information and other computer systems in order to be able to operate without disruption after 1999. Our remedial actions are scheduled to be completed during the second and third quarters of 1999. Based upon information currently available, we do not anticipate that the costs of our remedial actions will exceed $250,000. We incurred costs as of December 27, 1998 of less than $50,000 for remediation of the Year 2000 Issue. We do not have a formal contingency plan, but believe we will be able to create one in the second or third quarter of 1999, if we determine any systems are at risk of being year 2000 non-compliant. However, we can not assure you that the remedial actions we are implementing will be completed by the time necessary to avoid year 2000 problems or that the cost, which is based on our estimates, will not be material. Although we are assessing the reliability of their year 2000 compliance, disruptions of the computer systems of banks, vendors, customers or other third parties, whose systems are outside our control, could impair our ability to obtain necessary raw materials or to sell to or service our customers. Disruption of our computer systems, or the computer systems of our banks, vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon our financial condition and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          -----------------------------------------------------------
     At December 27, 1998, the fair value of our total variable rate debt was estimated to be $145.9 million, which approximated carrying value based on our current incremental borrowing rate for similar types of borrowing arrangements. At this borrowing level, a hypothetical 10% adverse change in interest rates on our debt would increase interest expense and decrease income before income taxes by approximately $1.3 million. This amount was determined by considering the impact of the hypothetical interest rate increase on our borrowing cost at the December 27, 1998 borrowing level.

     Although we conduct business in Canada, those operations are not material to our consolidated financial position, results of operations or cash flows. Additionally, foreign currency translation gains and losses were not material to our results of operations for the 1998 fiscal year. Accordingly, we are not currently subject to material foreign currency exchange rate risks from the effects that exchange rate movements of Canadian currency would have on our future costs or on future cash flows we would receive from our Canadian operations. We have not entered into any foreign currency exchange contracts or other derivative financial instruments to hedge the effects of adverse fluctuations in foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
  See Part IV, Item 14(a) 1 for information required for this item.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------
  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
          --------------------------------------------------
     Our executive officers and directors are as follows:

      Name               Age             Position
      ----               ---             --------
Tucker S. Bridwell        46   Director(1)(2)
A. Joseph Cruz            52   President, Chief Operating Officer
                                 (since November 1998) and Director
                                 (since February 1998)
John E. Drury             54   Director(1)(2)
Casey A. Fletcher         44   Chief Accounting Officer and Secretary
Troy L. Fraser            49   President of Fraser Industries, Inc. and Director
Phillip M. Freeman        54   Executive Vice President (since November 1998)
A.E. Holland, Jr.         51   President of Ridge Pallets, Inc. and Director
Sam W. Humphreys          38   Chairman of the Board and Director(1)(2)
Vance K. Maultsby, Jr.    46   Chief Executive Officer
Elliot S. Pearlman        57   Chief Executive Officer of PalEx Container
                                  Systems, Inc. and Director
Edward E. Rhyne           38   Vice President and General Counsel
Stephen C. Sykes          54   President of Interstate Pallet Co., Inc. and
                                  Director

     (1)  Member of the Audit Committee
     (2)  Member of the Compensation Committee

     Tucker S. Bridwell became a director of PalEx in March 1997 upon the closing of our IPO. Since October 1997, Mr. Bridwell has been President of Mansefeldt Investment Corporation, a private investment firm. Mr. Bridwell is also the President of Topaz Exploration Company, an oil and gas exploration company, a position he has held since 1980. From 1992 until October 1997, Mr. Bridwell was the President of Fred Hughes Motors, Inc., which owned ten new-car franchises in the Abilene, Texas area. From 1985 to 1992, Mr. Bridwell was President of Ard Drilling Company, an oilfield drilling company, and served as President of Texzona Corporation, a private investment company, from 1979 to 1980. From 1976 to 1979, Mr. Bridwell was Tax Manager with Condley & Company and was an accountant with Price Waterhouse from 1974 to 1976. Mr. Bridwell is a Certified Public Accountant.

     A. Joseph Cruz became a director in February 1998 and President and Chief Operating Officer of PalEx in November 1998. Mr. Cruz previously served as President of PalEx Container Systems since our acquisition of Consolidated Drum Reconditioning, Inc. ("CDR"), in February 1998. Prior to that acquisition, Mr. Cruz was a 50% owner of CDR and its Chief Executive Officer since its was acquired by Mr. Cruz and Mr. Freeman in 1986.

     John E. Drury became a director of PalEx in March 1997 upon the closing of our IPO. Mr. Drury is the Chairman and Chief Executive Officer of Waste Management, Inc. ("Waste Management"), the largest solid waste company in North America. Waste Management was formerly known as USA Waste Services, Inc. ("USA Waste") until July 1998. Mr. Drury has held these positions since May 1994, when USA Waste and Envirofil, Inc. ("Envirofil") merged together. From February 1991 through April 1994, Mr. Drury was a Managing Director of Sanders Morris Mundy, Inc., an investment banking firm. From 1982 through January 1991, Mr. Drury was President and Chief Operating Officer of Browning-Ferris Industries, Inc. ("BFI"), where he was responsible for the worldwide operations of BFI. Mr. Drury is a partner in Main Street Merchant Partners II, L.P. ("Main Street"), a merchant banking firm.

     Casey A. Fletcher became Chief Accounting Officer and Secretary of PalEx in March 1997 upon the closing of our IPO. From 1983 until our IPO and our acquisition of Ridge Pallets, Inc. ("Ridge"), Mr. Fletcher was Ridge's Controller and Chief Financial Officer. Prior to his employment with Ridge, Mr. Fletcher was associated with Arthur Young from 1976 to 1979. Mr. Fletcher is a Certified Public Accountant.

     Troy L. Fraser became a director of PalEx in March 1997 upon the closing of our IPO. Mr. Fraser served as our Chief Development Officer from March 1997 to November 1998. He became President of Fraser Industries, Inc. ("Fraser") in 1975 when he and his two brothers purchased Fraser from their father. In 1988, Mr. Fraser was elected to the Texas House of Representatives where he served three terms, and was named the National Republican Legislator of the Year in 1991. In November 1996, Mr. Fraser was elected to the Texas State Senate. In 1996, Mr. Fraser served as Vice President of the National Wooden Pallet and Container Association ("NWPCA") and has served for two terms on the NWPCA's Board of Directors.

     Philip M. Freeman became Executive Vice President in November 1998. Mr. Freeman previously served as Chief Operating Officer of PalEx Container Systems since our acquisition of CDR in February 1998. Prior to that acquisition, Mr. Freeman was a 50% owner of CDR and its Chief Operating Officer since it was acquired by Mr. Freeman and Mr. Cruz in 1986.

     A. E. Holland, Jr. became a director of PalEx in March 1997 upon the closing of our IPO. Mr. Holland served as our Chief Operating Officer from March 1997 to November 1998. He has over 25 years of experience in the pallet industry. Mr. Holland has been associated with Ridge since 1969 and has served as President of Ridge since 1980. Mr. Holland has served on the Board of Directors of the NWPCA and was President of NWPCA from 1990 to 1991. Mr. Holland has served the Florida Chamber of Commerce as Treasurer, Chairman of the Finance Committee and member of the State Strategic Planning Committee.

     Sam W. Humphreys has been a director of PalEx since January 1996 and became non-executive Chairman of the Board in March 1997 upon the closing of our IPO. Mr. Humphreys is a Managing Director of Main Street, a merchant banking firm. From April 1994 until March 1997, Mr. Humphreys held various executive positions with U.S. Delivery Systems, Inc. ("U.S. Delivery"), the largest same-day local delivery company in the U.S., serving as Vice Chairman until shortly prior to the IPO. Prior to joining U.S. Delivery, Mr. Humphreys served from May 1993 until April 1994 as Senior Vice President and General Counsel of Envirofil, which merged with USA Waste in April 1994. Prior to assuming the Envirofil position, Mr. Humphreys was a partner at Andrews & Kurth L.L.P., where he was engaged in the private practice of law for more than five years. Mr. Humphreys is also a director of Aviation Sales Company, one of the world's largest providers of aircraft spare parts.

     Vance K. Maultsby, Jr. became Chief Executive Officer of PalEx in December 1996. Mr. Maultsby served as our President from November 1996 until November 1998. From 1993 to 1996, Mr. Maultsby was a partner with Ernst & Young LLP in the Dallas, Texas office, where he managed the Dallas office of its Corporate Finance Group. From 1989 to 1992, Mr. Maultsby was chief executive officer of Alemar Financial Company (later Alemar Cost Reduction, Inc.), which provided financial advisory services to a variety of industries. From 1985 to 1989, Mr. Maultsby was an officer in the Corporate Finance Group for Stephens Inc., an investment banking firm. Prior to the position with Stephens Inc., Mr. Maultsby was a partner with KPMG Peat Marwick, served as the National Director of its Petroleum Industry Practice, was co-director of its Southwest Area Mergers and Acquisitions Advisory Practice and practiced public accounting for more than five years. Mr. Maultsby is a Certified Public Accountant.

     Elliot S. Pearlman became Chief Executive Officer of PalEx Container Systems and a director of PalEx when we acquired Acme Barrel Company, Inc. ("Acme") in February 1998. Mr. Pearlman served as Acme's President and Chief Executive Officer and was a principal stockholder from 1992 until our acquisition of Acme. Mr. Pearlman serves as a director of the Association of Container Reconditioners and served as chairman of this association in 1996 and 1997.

     Edward E. Rhyne became Vice President and General Counsel of PalEx in June 1997. Prior to his employment with us, Mr. Rhyne was a partner at Gardere & Wynne, L.L.P., where he was engaged in the private practice of law as a securities and mergers and acquisition lawyer for more than five years.

     Stephen C. Sykes became a director of PalEx in March 1997 upon the closing of our IPO. Mr. Sykes founded Interstate in 1979 and has served as its President and Chief Executive Officer from its inception. From 1974 to 1979, Mr. Sykes was the Director of Transportation for the Virginia Division of Holly Farms Poultry. Mr. Sykes has been an active member of the NWPCA since 1981 and served as its President from 1992 to 1993.

ITEM 11.  EXECUTIVE COMPENSATION
          ----------------------
Summary Compensation Table

     The following table summarizes the compensation paid to our Chief Executive Officer, our four other most highly compensated executive officers as of the end of the 1998 fiscal year for services rendered to us during the 1998 fiscal year and one former executive officer who would have been among the most highly compensated officers had he still been an executive officer at the end of the 1998 fiscal year (collectively, the "Named Executive Officers").

                                              Annual         Long-Term
                                           Compensation     Compensation
    Name and                               ------------     ------------
    Principal                     Fiscal                Securities Underlying         All Other
    Position                       Year      Salary($)    Options/SARS(#)(1)      Compensation($)(2)
    --------                      ------    ---------   ---------------------     ------------------
Vance K. Maultsby, Jr.             1998      175,000                 -                  3,500
  Chief  Executive Officer         1997      138,542           200,000                      -

Edward E. Rhyne                    1998      168,100           110,000                      -
  Vice President and General       1997       89,017            90,000                      -
  Counsel

Casey A. Fletcher                  1998      126,200                 -                  2,524
  Chief Accounting Officer and     1997       94,650                 -                  1,893
  Secretary

Troy L. Fraser                     1998      125,000                 -                  2,500
  President of Fraser              1997       98,234                 -                  1,667
  Industries, Inc. and Director

A. Joseph Cruz                     1998      105,769                 -                  1,250
  President and Chief              1997            -                 -                      -
  Operating Officer

Philip M. Freeman                  1998      105,769                 -                  1,250
  Executive Vice President         1997            -                 -                      -

(1) Options to acquire shares of Common Stock under our 1996 Stock Option Plan, as amended (the "Stock Option Plan").

(2)  Consists of the Company's matching contribution under its 401(k) Plan.

Option Grants During 1998 Fiscal Year

     The following table sets forth the options we granted during the fiscal year ended December 27, 1998 to the named executive officers pursuant to the Stock Option Plan. We did not grant any stock appreciation rights during the 1998 fiscal year. Options granted to Named Executive Officers under the Stock Option Plan in the 1998 fiscal year vest and become exercisable at the rate of 25% per year over a four-year period.

                                                                                                    Potential Realizable
                                                                                                      Value at Assumed
                                                                                                        Annual Rates
                                                                                                       of Stock Price
                                                     Individual                                         Appreciation
                                                       Grants                                         for Option Term (1)
                                      -------------------------------------                        ------------------------
                       Number of
                       Securities     % of Total Options        Exercise or
                       Underlying     Granted to Employees       Base Price       Expiration
Name                   Options (#)       in Fiscal Year            ($/Sh)            Date           5% ($)        10% ($)
----                   -----------    --------------------      -----------       ----------        ------        -------
Edward E. Rhyne           10,000             0.7%                 $11.88          12/31/2007       $  3,417      $   75,781
Edward E. Rhyne          100,000             7.3%                 $ 7.00          10/30/2008       $521,671      $1,245,307

(1) The potential realizable values were determined based upon assumed prescribed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the value of our Common Stock.

Option Exercises During 1998 Fiscal Year and Fiscal Year End Option Values

     The following table provides information related to options exercised by the Named Executive Officers during the 1998 fiscal year and the number and value of options held at fiscal year-end. We do not have any outstanding stock appreciation rights.

                Aggregated Option Exercises in Last Fiscal Year
                       and Fiscal Year-End Option Values


                                                                     Number of Securities         Value of Unexercised
                                                                    Underlying Unexercised      In-the-Money Options at
                        Shares Acquired on                           Options at FY-End (#)               FY-End
Name                       Exercise (#)       Value Realized (1)   Exercisable/Unexercisable  Exercisable/Unexercisable (1)
----                    ------------------    ------------------   -------------------------  -----------------------------
Vance K. Maultsby, Jr.         -                    -                   50,000/150,000                  -/-
Edward E. Rhyne                -                    -                   22,500/177,500               -/$50,000

(1) Value is calculated on the basis of the difference between the option exercise price and the market value of the Common Stock on December 24, 1998, the last trading day in our 1998 fiscal year ($7.50 per share).

Compensation of Directors

     Directors who are our employees do not receive additional compensation for serving as directors. Each director who is not one of our employees receives a fee of $1,000 for attendance at each Board of Directors meeting and $500 for each committee meeting (unless held on the same day as a Board of Directors meeting). Our directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Board of Directors or Board committees, and for other expenses incurred in their capacity as our directors. Each non-employee director receives stock options under the Stock Option Plan to purchase 20,000 shares of our Common Stock upon election to the Board of Directors and an annual grant of 5,000 options. These options vest six months after the date of the grant.

Employment Agreements

     We have entered into an employment agreement with each of the named executive officers which prohibits such individual from disclosing our confidential information and trade secrets and generally restricts these individuals from competing with us. Each of the agreements has an initial term of between one and three years and provides for an automatic annual extension at the end of its initial term and is terminable by us for "cause" upon ten days written notice and without "cause" by either party upon 30 days written notice. All employment agreements provide that if the officer's employment is terminated by us without "cause," the officer will be entitled to receive a lump-sum severance payment at the effective time of termination equal to the base salary at the rate then in effect for the greater of (1) the time period remaining under the initial term of the agreement or (2) one year. In addition, such employment agreements provide that in the event of termination without "cause," the time period during which such officer is restricted from competing with the Company will be shortened to one year following such termination.

     The employment agreements of Messrs. Maultsby, Fraser, Fletcher and Rhyne and certain other employees contain certain provisions concerning a change-in-control of PalEx, including the following: (1) in the event five days' advance notice of the transaction giving rise to the change in control is not received by us and the officer, the change in control will be deemed a termination of the employment agreement by us without "cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable (discussed in the preceding paragraph) shall be tripled and the provisions which restrict competition with us shall not apply; (2) in any change-of-control situation, the officer may elect to terminate his employment by giving five days' written notice prior to the anticipated closing of the transaction giving rise to the change-in-control, which will be deemed a termination of the employment agreement by us without "cause," and the provisions of the employment agreement governing the same will apply, except that the severance amount otherwise payable shall be doubled and the time period during which the officer is restricted from competing with us will be shortened to two years; and (3) the officer must be given sufficient time and opportunity to elect whether to exercise all or any of his options to purchase our Common Stock, including any options with accelerated vesting under the provisions of the Stock Option Plan, such that the officer may acquire our Common Stock at or prior to the closing of the transaction giving rise to the change-in-control, if he so desires.

Employee Benefit Plans

     The Board of Directors has adopted, and our stockholders have approved, the Stock Option Plan. The purpose of the Stock Option Plan is to provide directors, officers, key employees and certain other persons who will be instrumental in our success or the success of our subsidiaries with additional incentives by increasing their proprietary interest in PalEx. The aggregate amount of our Common Stock with respect to which options may be granted may not exceed 15% of our outstanding Common Stock, as determined on each date an option is granted.

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

     The exercise price of any option may not be less than the fair market value of the underlying Common Stock as of the date of grant and no consultant may receive an option in any year to purchase more than 51,000 shares of our Common Stock. The Committee determines the period over which options become exercisable, provided that all options become immediately exercisable upon death of the grantee or upon a change-in-control (as defined in the Stock Option Plan) of PalEx.

     The Stock Option Plan also provides for automatic option grants to directors who are not otherwise employed by us or our subsidiaries. Upon commencement of service, a non-employee director will receive a non-qualified option to purchase 20,000 shares of our Common Stock, and continuing annually non-employee directors will receive options to purchase 5,000 shares of our Common Stock. Options granted to non-employee directors are fully exercisable following the expiration of six months from the date of grant.

     Mr. Maultsby has been granted options to purchase 200,000 shares of Common Stock under the Stock Option Plan all of which have an exercise price equal to the initial public offering price. Mr. Maultsby's options vest annually in 25% increments beginning in November 1997. Mr. Rhyne has been granted options to purchase 65,000, 25,000, 10,000 and 100,000 shares of Common Stock under the Stock Option Plan at a per share exercise price of $8.875, $11.375, $11.875 and $7.00, respectively. Mr. Rhyne's options vest annually in 25% increments beginning in (i) April 1998 as to the 65,000 shares subject to options granted during April, 1997; (ii) December 1998 as to the 35,000 shares subject to options granted during December 1997; and October 1999 as to his remaining options.

Compensation Committee Interlocks and Insider Participation

     During the 1998 fiscal year, the Committee consisted of Messrs. Bridwell, Drury and Humphreys. Each of Messrs. Bridwell, Drury and Humphreys are independent directors.

     Main Street, a limited partnership in which Sam H. Humphreys was a general partner and John E. Drury was a special limited partner, paid $1.25 million of our expenses, including legal and accounting fees, incurred in connection with our IPO and our acquisitions of Fraser, Interstate and Ridge.

     Tucker S. Bridwell received a payment from us of $50,000 and options to purchase 20,000 shares of our Common Stock, exercisable at $7.50 per share pursuant to the Stock Option Plan, for providing advice to Fraser in connection with our acquisition of Fraser. Messrs. Bridwell and Drury received options to purchase 20,000 shares of our Common Stock, exercisable at $7.50 per share pursuant to the Stock Option Plan, in connection with their election to the Board of Directors. In August 1998, each of Messrs. Bridwell, Drury and Humphreys received options to purchase 5,000 shares of our Common Stock at an exercise price of $8.75 as non-employee directors in accordance with the terms of the Stock Options Plan, as described above. See "Executive Compensation - Compensation of Directors" and "- Employee Benefit Plans."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------
     The following table sets forth certain information as of March 22, 1999 with respect to the beneficial ownership of our Common Stock, which constitutes our only outstanding class of voting securities, by (1) each person who, to our knowledge, beneficially owned more than 5% of the Common Stock, (2) each of our directors, (3) the named executive officers and (4) all our directors and executive officers as a group. Except as indicated, beneficial ownership includes the sole power to vote and to dispose of the securities in question. Except as indicated below, none of our directors or executive officers owned any other of our equity securities.

                                              Beneficial Ownership (1)
                                           ----------------------------
Name of Beneficial Owner or Group            Shares    Percentage Owned
---------------------------------          ----------  ----------------
Tucker S. Bridwell(2)                         50,000            *
A. Joseph Cruz(3)                            530,766          2.7%
John E. Drury(4)                             192,227            *
Casey A. Fletcher(5)                         321,783          1.6%
Troy L. Fraser                             1,410,415          7.2%
A. E. Holland, Jr.                           318,583          1.6%
Sam W. Humphreys(6)                          455,000          2.3%
Vance K. Maultsby, Jr.(7)                    150,000            *
Elliott S. Pearlman(8)                     1,132,767          5.8%
Edward E. Rhyne(9)                            41,250            *
Stephen C. Sykes                             374,528          1.9%
All directors and executive officers
  as a group (10)  (12 persons)            4,977,319         25.1%

---------
*  Less than 1%.

(1) Includes shares beneficially owned by such persons, including shares underlying options granted under the Stock Option Plan. If a person has the right to acquire beneficial ownership of any shares by exercise of options within 60 days after March 22, 1999, such shares are deemed beneficially owned by such person and are deemed to be outstanding solely for the purpose of determining the percentage of our Common Stock that such person owns. Such shares are not included in the computations for any other person.
(2) Includes options to purchase 45,000 shares that were exercisable on March 22, 1999 or that become exercisable within 60 days of such date.
(3) Includes 530,766 shares owned by CDRCO NW, L.L.C., a limited liability company in which Mr. Cruz holds a 50% ownership interest.
(4) Includes options to purchase 25,000 shares that were exercisable on March 22, 1999 or that become exercisable within 60 days of such date.
(5) Includes 2,200 shares which are owned by Mr. Fletcher's two sons. Mr. Fletcher disclaims beneficial ownership of such shares.
(6) Includes options to purchase 5,000 shares that were exercisable on March 22, 1999 or that became exercisable within 60 days of such date.
(7) Includes options to purchase 100,000 shares that were exercisable on March 22, 1999 or that become exercisable within 60 days of such date. Mr. Maultsby also holds options to purchase an additional 100,000 shares that were not exercisable as of March 22, 1999.
(8) Includes 867,802 shares and 156,869 shares owned by the Elliot S. Pearlman Living Trust dated August 7, 1992 and the Elliot S. Pearlman Living Trust dated July 2, 1996, respectively.

(9) Includes options to purchase 41,250 shares that were exercisable on March 22, 1999 or that become exercisable within 60 days of such date. Mr. Rhyne also holds options to purchase an additional 158,750 shares which were not exercisable as of March 22, 1999.
(10) Excludes shares underlying options that were not exercisable as of March 22, 1999 or within 60 days of such date.

Section 16(a) Beneficial Reporting Requirements

     Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities ("Insiders"), to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our Common Stock. Insiders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) reports filed by such persons. To our knowledge, based on our review of the copies of such reports furnished to us during the 1998 fiscal year, all Insiders complied with all applicable Section 16(a) filing requirements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------
     In connection with our acquisitions of Ridge, Fraser and Interstate, we issued 82,500, 50,000 and 10,000 shares of our Common Stock to the Ridge Pallets, Inc. Profit Sharing Plan, the Fraser Industries, Inc. Profit Sharing Plan and the Interstate Pallet Co., Inc. Profit Sharing Plan (collectively, the "Founding Company Plans"), respectively. Following the IPO, the Founding Company Plans were consolidated into the PalEx, Inc. Retirement Savings Plan. Certain of our officers and directors were participants in the Founding Company Plans and benefit from the contribution of the Common Stock under the terms of such plans.

     In the 1998 fiscal year, Ridge sold approximately $481,000 of lumber to Sunbelt Forest Products Corporation ("Sunbelt"), a chemical wood preserving company that is owned by Mr. Holland and two other employees of Ridge. The sales prices charged Sunbelt were competitive with those charged unaffiliated third parties. If we transact business with Sunbelt in the future it will be on terms that are comparable to those that would be applicable in transactions with unaffiliated third parties.

     After our IPO, Interstate leased its operating facilities from Stephen C. Sykes, President and former owner of Interstate and one of our directors. We paid rent of approximately $52,000 for the lease of this facility in fiscal 1998. Mr. Sykes had the right to require us to purchase the property at its appraised value. Mr. Sykes exercised his right, and we completed the acquisition of this property in June 1998 for $1.4 million.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------
(a)  The following documents are filed as part of this report:

     1.   Financial Statements:

          PalEx, Inc. and Subsidiaries:

          Report of independent certified public accountants
          Consolidated balance sheets
          Consolidated statements of operations
          Consolidated statements of comprehensive income
          Consolidated statements of changes in stockholders' equity Consolidated statements of cash flows
          Notes to consolidated financial statements

     2.   Financial Statement Schedules:

          Report of independent certified public accountants
          Schedule II - Valuation and qualifying accounts

     3.   Exhibits:

         Exhibit
           No.                      Description
         -------                    -----------
          3.1(1)  Amended and Restated Certificate of Incorporation
          3.2(1)  Bylaws
          4.1(1)  Specimen Common Stock Certificate
         10.1(2) Asset Purchase Agreement, dated as of February 12, 1998, by and among PalEx, Inc., Container Services Company NW Acquisition, Inc., Container Services Company SW Acquisition, Inc., Consolidated Drum Reconditioning Co., Inc., CDRCo. HC, LLC, CDRCo. NW, LLC, CDRCo SW, LLC, Joseph Cruz and Philip Freeman.
         10.2(2) Acquisition Agreement and Plan of Reorganization, dated as of February 23, 1998, by and among PalEx, Inc., Acme Acquisition, Inc., Acme Barrel Company, Inc. and the stockholders named therein.
         10.3(2) Acquisition Agreement and Plan of Reorganization, dated as of February 23, 1998, by and among PalEx, Inc., Acme Barrel Company, Inc., ESP Realty Corp., Inc. and the Elliot Pearlman Living Trust u/t/a dated July 2, 1996.
         10.4(2) Acquisition Agreement and Plan of Reorganization, dated as of February 23, 1998, by and among PalEx, Inc., Western Container Acquisition, Inc., Environmental Recyclers of Colorado Inc. and the individual optionees named therein.
         10.5(2) Acquisition Agreement, dated as of February 23, 1998, by and among PalEx, Inc., Western Container Acquisition, Inc. and Barton A. Kaminsky.

         10.6(3) Share Purchase Agreement, dated as of September 11, 1998, by and among (a) PalEx, Inc., (b) 1313530 Ontario Inc., an Ontario corporation that is wholly owned by PalEx, Inc., and
                  (c) 1271477 Ontario Limited, Rollem Holdings Inc., 1271478 Ontario Limited, 1296288 Ontario Limited, Save On Pallets Ltd., Pallet Management Services Inc., The David E. Turner Family Trust II, The David E. Turner Family Trust III, The Enrico DiLello Family Trust II, The Enrico DiLello Family Trust III, The Worden Teadsdale Family Trust, The Fraser Campbell Family Trust II, The Fraser Campbell Family Trust III, The John F. Campbell Family Trust II, The John F. Campbell Family Trust, The Ronald Doering Family Trust, Fraser Campbell, John F. Campbell, Enrice DiLello, Ronald Doering, Susan Virginia Teadsdale, Worden Teadsdale, Clint Sharples and David E. Turner.
         10.7(1) Form of Employment and Noncompetition Agreement for Messrs. Maultsby, Rhyne, Fletcher and Fraser (the terms of each agreement are identical except for the level of compensation provided for the respective individual) #
         10.8(1) Form of Officer and Director Indemnification Agreement # 10.9(1) PalEx, Inc. 1996 Stock Option Plan #
        10.10(4) Credit Agreement dated as of January 29, 1998 among PalEx, Inc., the lenders party thereto and BankOne, Texas, N.A.
        10.11(4) Form of Guaranty entered into by the Company's subsidiaries in favor of Bank One, Texas, N.A.
        10.12(5) Amended and Restated Secured Credit Agreement, dated as of September 3, 1998, among PalEx, Inc., BankOne, Texas, N.A., as Administrative Agent, and the lenders party thereto.
        10.13 Second Amendment to Amended and Restated Secured Credit agreement, dated as of December 28, 1998, among PalEx, Inc., BankOne, Texas, N.A., as Administrative Agent, and the lenders party thereto.
        10.14 Form of Employment and Noncompetition Agreement for Messrs. Cruz and Freeman #
        21.1      List of subsidiaries of PalEx, Inc.
        23.1      Consent of Arthur Andersen LLP
        27.1      Financial Data Schedule

(1) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-18683).

(2) Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K (Commission File No. 000-22237) as filed with the Commission on February 27, 1998.

(3) Incorporated by reference from the exhibits to the Company's Current Report on Form 8-K (Commission File No. 000-22237) as filed with the Commission on September 23, 1998.

(4) Incorporated by reference from the exhibits to the Company's Annual Report on Form 10-K (Commission File No. 000-22237) as filed with the Commission on March 30, 1998.

(5) Incorporated by reference from the exhibits to the Company's Quarterly Report on Form 10-Q (Commission File No. 000-22237) as filed with the Commission on November 12, 1998.

#    Management Contract

(b)  Reports on Form 8-K:

(i) The Company's Current Report on Form 8-K dated February 12, 1998 and filed with the Commission on February 27, 1998 with respect to the acquisition of Consolidated Drum Reconditioning Co., Inc. and Acme Barrel Company, Inc. and related companies, as amended by Current Report on Form 8-K/A filed with the Commission on April 28, 1998.

(ii) The Company's Current Report on Form 8-K dated September 11, 1998, and filed with the Commission on September 23, 1998, with respect to the acquisition of SMG Corporation, as amended by Current Report on Form 8-K/A filed with the Commission on November 25, 1998.financial information related to the acquisition of SGM Corporation as required by Regulation S-X.

(iii) The Company's Current Report on Form 8-K dated October 23, 1998, and filed with the Commission on December 11, 1998, with respect to the acquisitions of American Pallet Recyclers, Inc., Capital Pallet, Incorporated, Pallet Outlet Company, Inc., Southern Pallets, Inc., Shipshewana Pallet Co., Inc., Gilbert Lumber Inc., Valley Pallets, Inc., Duckert Pallet Co., Inc., Continental Associated Investments, Isaacson Lumber Company, McCook Drum & Barrel Co., Inc. and Charlotte Steel Drum Company.

SIGNATURES

     Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, State of Texas, on March 29, 1999.

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


/s/ VANCE K. MAULTSBY, JR.           Chief Executive                                          March 29, 1999
--------------------------           Officer (Principal Executive Officer)
Vance K. Maultsby, Jr.

/s/ CASEY A. FLETCHER                Chief Accounting Officer                                 March 29, 1999
--------------------------           (Principal Financial and Accounting Officer)
Casey A. Fletcher

/s/ TUCKER S. BRIDWELL               Director                                                 March 29, 1999
--------------------------
Tucker S. Bridwell

/s/ A. JOSEPH CRUZ                   Director                                                 March 29, 1999
--------------------------
A. Joseph Cruz

/s/ JOHN E. DRURY                    Director                                                 March 29, 1999
--------------------------
John E. Drury

/s/ TROY L. FRASER                   Director                                                 March 29, 1999
--------------------------
Troy L. Fraser

/s/ A.E. HOLLAND, JR.                Director                                                 March 29, 1999
--------------------------
A.E. Holland, Jr.

/s/ SAM W. HUMPHREYS                 Director                                                 March 29, 1999
--------------------------
Sam W. Humphreys

/s/ ELLIOT S. PEARLMAN               Director                                                 March 29, 1999
--------------------------
Elliot S. Pearlman

/s/ STEPHEN C. SYKES                 Director                                                 March 29, 1999
--------------------------
Stephen C. Sykes

                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
PALEX, INC. AND SUBSIDIARIES
   Report of Independent Public Accountants.........................  F-2
   Consolidated Balance Sheets......................................  F-3
   Consolidated Statement of Operations.............................  F-4
   Consolidated Statements of Comprehensive Income..................  F-5
   Consolidated Statements of Changes in Stockholders' Equity.......  F-6
   Consolidated Statements of Cash Flows............................  F-7
   Notes to Consolidated Financial Statements.......................  F-8

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of PalEx, Inc.:

We have audited the accompanying consolidated balance sheets of PalEx, Inc. (a Delaware corporation) and subsidiaries as of December 28, 1997, and December 27, 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for the years ended November 30, 1996, December 28, 1997, and December 27, 1998, and the one-month period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PalEx, Inc. and subsidiaries as of December 28, 1997, and December 27, 1998, and the results of their operations and their cash flows for the years ended November 30, 1996, December 28, 1997, and December 27, 1998, and the one month period ended December 31, 1996, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP

Tampa, Florida
February 26, 1999

                                       PALEX, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                     (In thousands, except share data)

                      ASSETS                                     December 28, 1997    December 27, 1998
                      ------                                     -----------------    -----------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $  7,448              $  4,157
   Accounts receivable, net of allowances of $617 and $1,616            21,592                44,543
   Inventories                                                          20,383                29,986
   Deferred income taxes                                                   945                 2,105
   Prepaid expenses and other current assets                             3,387                 4,427
                                                                      --------              --------
      Total current assets                                              53,755                85,218

PROPERTY, PLANT AND EQUIPMENT, net                                      37,850                75,724
GOODWILL, net of accumulated amortization of $593 and $3,570            26,262               127,234
OTHER ASSETS                                                             2,138                 4,262
                                                                      --------              --------
      Total assets                                                    $120,005              $292,438
                                                                      ========              ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
CURRENT LIABILITIES:
   Line of credit                                                     $  1,150              $      -
   Current maturities of long-term debt                                  1,057                 1,960
   Bank overdraft                                                            -                 8,407
   Accounts payable                                                      9,342                 9,004
   Accrued expenses                                                      5,094                10,646
   Income taxes payable                                                  1,407                   529
                                                                      --------              --------
      Total current liabilities                                         18,050                30,546

LONG-TERM DEBT, net of current maturities                               30,673               143,902
CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES                                 -                 9,910
DEFERRED INCOME TAXES                                                    3,167                 5,350
FOREIGN DEFERRED INCOME TAXES                                                -                 3,957
OTHER LONG-TERM LIABILITIES                                                678                 3,493
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock, $.01 par value; 30,000,000 shares authorized;
     17,644,520 and 20,289,091 shares outstanding                          176                   203
   Capital in excess of par value                                       54,107                79,030
   Unearned compensation                                                (1,770)               (1,770)
   Accumulated other comprehensive income (loss):
     Foreign currency translation adjustment                                 -                  (623)
   Retained earnings                                                    14,924                18,440
                                                                      --------              --------
      Total stockholders' equity                                        67,437                95,280
                                                                      --------              --------
      Total liabilities and stockholders' equity                      $120,005              $292,438
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

                          PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)


                                                            One Month
                                          Year Ended       Period Ended    Year Ended     Year Ended
                                          November 30,     December 31,    December 28,   December 27,
                                             1996              1996           1997           1998
                                          ------------     ------------    ------------   ------------
REVENUES                                   $145,030           $3,828         $222,993       $319,691
COST OF GOODS SOLD                          121,865            3,121          188,084        259,562
INVENTORY VALUATION
 ADJUSTMENT                                       -                -                -          1,235
                                           --------           ------         --------       --------
Gross Profit                                 23,165              707           34,909         58,894
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                     14,063              749           20,135         33,042
GOODWILL AMORTIZATION                             -                -              593          2,977
POOLING EXPENSES                                  -                -                -          1,841
COMPENSATION DIFFERENTIAL                         -                -            1,020          1,062
RESTRUCTURING CHARGE                              -                -                -            949
PLANT CLOSURE COSTS AND ASSET
 ABANDONMENT LOSS                                 -                -                -          1,369
                                           --------           ------         --------       --------
Income (loss) from operations                 9,102              (42)          13,161         17,654
INTEREST EXPENSE                             (1,576)             (25)          (1,722)        (8,468)
OTHER INCOME (EXPENSE), NET                     346                1              (95)           (95)
                                           --------           ------         --------       --------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                             7,872              (66)          11,344          9,091
PROVISION FOR INCOME TAXES                    1,833                -            4,704          5,105
                                           --------           ------         --------       --------
NET INCOME (LOSS)                          $  6,039           $  (66)        $  6,640       $  3,986
                                           ========           ======         ========       ========
Net income (loss) per share-basic          $    .64           $ (.01)        $    .43       $    .21
                                           ========           ======         ========       ========
Net income (loss) per share-diluted        $    .64           $ (.01)        $    .42       $    .21
                                           ========           ======         ========       ========
Shares used in computing net income
 (loss) per share-basic                   9,433,414        9,433,414       15,561,489     18,937,354
                                          =========        =========       ==========     ==========
Shares used in computing net
 income (loss) per share-diluted          9,433,414        9,433,414       15,914,157     19,310,295
                                          =========        =========       ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                    One Month
                                               Year Ended         Period Ended        Year Ended          Year Ended
                                            November 30, 1996  December 31, 1996   December 28, 1997  December 27, 1998
                                            -----------------  -----------------   -----------------  -----------------
Net income (loss)                               $6,039               $(66)             $6,640             $3,986
Other comprehensive income (loss):
 Foreign currency translation adjustment             -                  -                   -               (623)
                                                ------               ----              ------             ------
Comprehensive income (loss)                     $6,039               $(66)             $6,640             $3,363
                                                ======               ====              ======             ======

    The accompanying notes are integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                                                        Accumulated
                                  Common Stock      Capital in                                             Other          Total

                                ----------------    Excess of       Unearned     Retained   Treasury   Comprehensive  Stockholders'

                                Shares    Amount    Par Value     Compensation   Earnings    Stock     Income (loss)     Equity
                                ------    ------    ----------    ------------   --------   --------   -------------  -------------

BALANCE, November 30, 1995       9,433     $  94       $ 5,232        $ (2,260)  $ 16,834    $  (876)          $   -      $  19,024
Distributions to stockholders,
 net                                 -         -             -               -     (2,229)         -               -         (2,229)

Capital contributions equal to
 the current income taxes of
 S corporations                      -         -         1,329               -          -          -               -          1,329
Shares released under leveraged
 ESOP plan                           -         -             -             280          -          -               -            280
Net income                           -         -             -               -      6,039          -               -          6,039
                                ------     -----       -------          -------   --------     -----           -----       --------
BALANCE, November 30, 1996       9,433        94         6,561          (1,980)    20,644       (876)              -         24,443
Issuance of common stock:
 Shares issued to profit
  sharing plans                    143         1           800               -          -          -               -            801
 Public offering, net of
  offering costs                 3,450        35        23,529               -          -          -               -         23,564
 Acquisition of founding
  companies                      4,087        41        17,228               -          -          -               -         17,269
 Acquisition of purchased
  company                          286         3         4,457               -          -          -               -          4,460
 Acquisition of pooled company
  at inception                     245         2            92               -        497          -               -            591
Retire treasury shares               -         -             -               -       (876)       876               -              -
Capital contributions                -         -           231               -          -          -               -            231
Capital contributions equal to
 the current income taxes of
 S corporations                      -         -         1,209               -          -          -               -          1,209
Distributions to stockholders,
 net                                 -         -             -               -    (12,382)         -               -        (12,382)

Net loss for the one-month
 period ended December 31, 1996      -         -             -               -        (66)         -               -            (66)

Adjustment to conform year-end
 of pooled companies                 -         -             -               -        467          -               -            467
Shares released under leveraged
 ESOP plan                           -         -             -             210          -          -               -            210
Net income, year ended
 December 28, 1997                   -         -             -               -       6,640         -               -          6,640
                                ------     -----       -------          -------   --------     -----           -----       --------
BALANCE, December 28, 1997      17,644       176        54,107           (1,770)    14,924         -                         67,437
Issuance of common stock:
 Acquisition of purchased
  companies                      2,639        27        25,502                -          -         -               -         25,529
 Exercise of stock options           6         -            49                -          -         -               -             49
Purchase of minority
 interest in pooled company          -         -          (751)               -          -         -               -           (751)

Capital contribution                 -         -           123                -          -         -               -            123
Foreign currency translation
 adjustment                          -         -             -                -          -         -            (623)          (623)

Adjustment to conform year end
 of pooled companies                 -         -             -                -       (470)        -               -           (470)

Net income                           -         -             -                -      3,986         -               -          3,986
                                ------     -----       -------          -------   --------     -----           -----       --------
BALANCE, December 27, 1998      20,289     $ 203       $79,030          $(1,770)  $ 18,440     $   -           $(623)      $ 95,280
                                ======     =====       =======          =======   ========     =====           =====       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                   Year Ended           One Month           Year Ended       Year Ended
                                                   November 30,        Period Ended        December 28,      December 27,
                                                      1996           December 31, 1996        1997              1998
                                                   ------------      -----------------     ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                     $ 6,039              $ (66)           $  6,640         $   3,986
Net loss for Fraser for the one month
 transition period                                          -                  -                 (66)                -
Adjustment to conform year-end of pooled
 companies                                                  -                  -                 467              (470)
Unearned compensation                                     280                  -                 210                 -
Cash acquired from pooled company at inception              -                  -                  51                 -
Adjustments to reconcile net income (loss) to
 net cash provided  by (used in) operating
 activities:
 Depreciation and amortization                          3,432                 99               5,558            11,308
 Loss on sale of property, plant and equipment             29                  -                 400             1,135
 Foreign currency translation adjustment                    -                  -                   -              (623)
 Capital contributions equal to the current
  income taxes of S corporations                        1,329                  -               1,209                 -
 Deferred tax provision (benefit)                         134                  -                 (86)            1,207
Changes in operating assets and liabilities
 net of  purchased companies:
 Accounts receivable                                   (1,045)              (387)             (1,632)           (7,302)
 Inventories                                              282               (486)             (5,458)              509
 Prepaids and other current assets                       (404)                80              (1,478)              (23)
 Other assets                                          (1,173)                 1               1,370               242
 Accounts payable                                       1,599                434                  51             1,703
 Accrued expenses                                       1,626               (402)             (2,155)             (869)
 Income taxes payable                                      66                  -               1,135              (878)
 Deferred revenue                                         (78)                (2)                147               285
 Other liabilities                                          -                  -                   -             2,747
                                                      -------              -----            --------         ---------
Net cash provided by (used in) operating
 activities                                            12,116               (729)              6,363            12,957
                                                      -------              -----            --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property, plant and equipment             (7,355)               (92)             (9,149)          (13,951)
 Purchase of minority interest in pooled
  company                                                   -                  -                   -              (751)
 Cash paid for purchased companies, net of
  cash acquired                                             -                  -              (4,607)          (85,512)
                                                      -------              -----            --------         ---------
Net cash used in investing activities                  (7,355)               (92)            (13,756)         (100,214)
                                                      -------              -----            --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net payments on lines of credit                       (3,535)                 -                (365)           (1,150)
 Net proceeds (payments) on notes payable to
  related parties                                         555                  -              (2,980)                -
 Proceeds from debt                                     6,801                821              32,787           170,675
 Payments on debt                                      (6,642)                 -             (28,648)          (59,064)
 Payment of acquired indebtedness of purchased
  companies                                                 -                  -                   -           (26,667)
 Net proceeds from exercise of stock options                -                  -                   -                49
 Net proceeds from issuance of common stock                 -                  -              23,564                 -
 Other capital contributions                                -                  -                   -               123
 Distributions to stockholders                         (2,230)                 -             (12,382)                -
                                                      -------              -----            --------         ---------
Net cash provided by (used in) financing
 activities                                            (5,051)               821              11,976            83,966
                                                      -------              -----            --------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                             (290)                 -               4,583            (3,291)
CASH AND CASH EQUIVALENTS, beginning of period          3,155                  -               2,865             7,448
                                                      -------              -----            --------         ---------
CASH AND CASH EQUIVALENTS, end of period              $ 2,865              $   -            $  7,448         $   4,157
                                                      =======              =====            ========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid for interest                              $ 1,703              $  25            $  1,710         $   7,474
                                                      =======              =====            ========         =========
  Cash paid for income taxes                          $ 1,008              $   -            $  1,835         $   4,776
                                                      =======              =====            ========         =========
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
 AND FINANCING ACTIVITIES:
  Convertible notes payable issued in business
   acquisitions                                       $     -              $   -            $      -         $   9,910
                                                      =======              =====            ========         =========

  The accompanying notes are an integral part of these consolidated financial statements

                          PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS AND ORGANIZATION:

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

     Subsequent to the acquisition of the Founding Companies and the Offering, and during fiscal 1997, PalEx acquired 5 additional companies. Sheffield Lumber & Pallet Company, Inc. ("Sheffield"), Sonoma Pacific Company ("Sonoma"), Bay Area Pallet ("Bay Area") and New London Pallet ("New London") were accounted for as poolings-of-interests (the "Pooled Companies"). The fifth acquisition, Summers Pallet Manufacturing, Inc. ("Summers"), was accounted for as a purchase.

     During fiscal 1998, the Company acquired 19 additional companies, 4 of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, Limited Liability Company ("Western"), were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The other 15 companies, Consolidated Drum Reconditioning, Inc. ("CDR"), American Pallet Recyclers, Inc. ("APR"), Capital Pallet, Incorporated ("Capital"), Pallet Outlet Company, Inc. ("POC"), Southern Pallets, Inc. ("Southern"), Shipshewana Pallet Co., Inc. ("Shipshewana"), Gilbert Lumber Inc. ("Gilbert"), Valley Pallets, Inc. ("Valley"), Duckert Pallet Co., Inc. ("Duckert"), Continental Associated Investments ("Continental"), Isaacson Lumber Company ("Isaacson"), McCook Drum & Barrel Co., Inc. ("McCook"), Charlotte Steel Drum ("CSD"), Atlas Drum ("Atlas") and SMG Corporation ("SMG") were accounted for as purchases (the "1998 Purchased Companies" and, together with Summers, the "Purchased Companies"). Eight of the 19 companies acquired in fiscal 1998 are engaged in the reconditioning and rebuilding of industrial steel containers. SMG is engaged in the rental of pallets in Canada.

     The Company's headquarters are in Houston, Texas, with significant manufacturing operations located in Arkansas, California, Florida, Georgia, Illinois, North Carolina, Ohio, Pennsylvania, Texas and Wisconsin and pallet leasing operations in 7 Canadian provinces. Sales are made throughout the United States and Canada with significant concentrations in the southeastern, midwestern and western regions of the United States serving primarily agricultural and industrial customers. The Company's pallet leasing operations serve six Canadian provinces. Revenues related to the agricultural customers are highly seasonal, occurring primarily during the harvesting season.

     Unless the context otherwise requires, all references herein to the Company include PalEx, the Founding Companies, the Pooled Companies, the 1998 Pooled Companies and the Purchased Companies.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

     Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisitions of Ridge, Interstate and the Purchased Companies were accounted for using the purchase method of accounting. The allocations of the purchase price to the assets acquired and liabilities assumed have been assigned and recorded based on estimates of fair value and will be adjusted to reflect changes in the estimates of fair value, although the Company does not believe those changes will be material. The accompanying consolidated financial statements present Fraser combined with the Pooled Companies and the 1998 Pooled Companies for all periods, and include Ridge, Interstate and the Purchased Companies from their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to prior year consolidated financial statements to conform with the current-year presentation.

     The Pooled Companies previously reported on a calendar year-end. As such, the accounts of these companies for their 1996 calendar year have been consolidated with the accounts of PalEx as of and for the year ended November 30, 1996. Acme, DSF and CCC previously reported on year-ends of April 30, October 31 and November 30, respectively. The results of operations for Acme have been conformed to the fiscal-year end of PalEx for 1997. Revenues and net loss for the four month period ended April 30, 1997 were approximately $8,445,000 and $467,000, respectively. Acme's net loss for the four-month transition period is included as an adjustment to the consolidated statements of stockholders' equity and cash flows for the year ended December 28, 1997. Acme's results of operations for its year ended April 30, 1997 has been included in the Company's consolidated statement of operations for the year ended November 30, 1996. The results of operations included herein for the years ended November 30, 1996 and December 28, 1997 include DSF and CCC for their respective twelve-month periods ended October 31, 1996 and 1997 and November 30, 1996 and 1997. An adjustment has been made to the accompanying consolidated statements of stockholders' equity and cash flows for the year ended December 27, 1998, to reflect the net loss for the transition periods of DSF and CCC. Revenues and net loss for DSF and CCC for the transition period were approximately
$3,075,000 and $470,000, respectively.

Fiscal Year

     During 1997, PalEx changed its year-end to the last Sunday in the calendar year from November 30. Accordingly, it maintains its accounting records using a 52/53-week year ending on the last Sunday in December. Each quarter contains 13 weeks, unless otherwise noted. The accompanying consolidated financial statements include the statement of operations and cash flows for the one-month period ended December 31, 1996, representing the income and cash flows of Fraser, the accounting acquiror, for this one-month transition period.

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

Property, Plant and Equipment

     Property, plant and equipment acquired in purchase business combinations is recorded at fair value. Property, plant, and equipment acquired subsequently is carried at cost. Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. The Company's capital leases are insignificant. The straight-line method of depreciation is utilized for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

     The Company's rental pool consists of a pallet rental pool at its Canadian operations and industrial bulk containers at one of the drum operations. Where the Company repairs its own pallets or reuses industrial containers, cost includes materials plus direct labor and applicable overhead. The rental pool is being depreciated to estimated salvage value using the straight line method over lives ranging from 3 to 10 years.

     Expenditures for maintenance and repairs are charged to expense as incurred. Additions and major replacements or betterments that increase capacity or extend useful lives are added to the cost of the asset. Upon sales or retirement of property, plant and equipment, the cost and related accumulated depreciation are eliminated from the respective accounts and the resulting gain or loss is included in other income (expense), net, in the accompanying consolidated statements of operations.

     In 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"). SFAS No. 121 establishes the recognition and measurement standards related to the impairment of long-lived assets. The Company periodically assesses the realizability of its long-lived assets pursuant to the provisions of SFAS No. 121 and has determined that no impairments would have been recognized under SFAS No. 121, other than those related to the termination of the Company's relationship with CHEP USA ("CHEP"), as discussed in Note 11.

Goodwill

     Goodwill, which represents the excess of acquisition cost over the fair market value of identified net assets acquired in business combinations accounted for as purchases, is amortized using the straight-line method over 30 years. The Company evaluates on a regular basis whether events and circumstances have occurred that indicate that the carrying amount of goodwill may warrant revision. Management believes that there has been no impairment of the goodwill as reflected in the Company's consolidated financial statements as of December 27, 1998.

Income Taxes

     The Company uses the liability method of accounting for income taxes, wherein deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

     Deferred income taxes were not provided on the undistributed foreign earnings of SMG because such earnings are expected to be reinvested indefinitely.

     The stockholders of Fraser and three of the four Pooled Companies elected to be taxed under the provisions of Subchapter S of the Internal Revenue Code prior to their acquisition by the Company. Under these provisions, these companies did not pay federal and certain state income taxes. Instead, these companies' respective stockholders paid income taxes on their proportionate shares of the companies' net earnings. The S Corporation status of Fraser and the applicable Pooled Companies was terminated effective with the combination with PalEx, and the Company is now subject to federal and state income taxes. The Company recorded a charge to income tax expense of approximately $488,000 on March 25, 1997, representing income taxes at that date which were not previously recorded because of Fraser's status under Subchapter S.

     For purposes of these consolidated financial statements, federal and state income taxes have been provided for the net income of the applicable Pooled Companies as if these companies had filed C Corporation tax returns for the preacquisition periods. The current income tax expense of the applicable Pooled Companies is reflected in the consolidated financial statements in the provision for income taxes and as an increase to capital in excess of par value.

Revenue Recognition

     The Company recognizes revenue upon delivery of the product to the customer.

Fair Value of Financial Instruments

     SFAS No. 107, "Disclosures About Fair Values of Financial Instruments", and SFAS No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments", require the disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. The carrying value of the Company's financial instruments approximates fair value.

Foreign Currency Translation

     The financial statements of the Company's Canadian subsidiary are translated to U.S. dollars using the exchange rate as of the balance sheet date for assets and liabilities and a weighted average exchange rate for the reported amount of revenues, expenses, gains and losses during the reporting period. The cumulative translation adjustment is recorded as a separate component of stockholders' equity.

Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Although the Company reviews all significant estimates affecting its consolidated financial statements on a recurring basis and records the estimated effect of any necessary adjustments prior to their publication, actual results could differ from these estimates.

Earnings Per Share

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company adopted SFAS No. 128 for the year ended December 28, 1997. Under SFAS No. 128, net income per share - basic excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Net income per share - diluted reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. Net income per share - diluted is computed similarly to fully diluted net income per share under previous accounting rules.

     Net income per share - basic and diluted was computed using 9,433,414 shares (the aggregate number of shares attributable to Fraser and the shares issued in acquisitions accounted for under the pooling-of-interests method) for the year ended November 30, 1996 and the one-month transition period ended December 31, 1996. Net income per share - basic for the year ended December 28, 1997 was computed using, in addition to the aforementioned shares, 6,128,075 weighted average shares issued in consideration for the acquisition of Ridge, Interstate and Summers, the shares issued pursuant to the Offering and overallotment option, the shares issued to Main Street Capital Partners, L.P. and to PalEx management, the shares issued to the profit sharing plans of the Founding Companies and the shares issued in the acquisition of one of the 1998 Pooled Companies, deemed to have been acquired at its date of inception in 1997.

     Net income per share - basic for the year ended December 27, 1998 was computed using 17,644,521 shares issued in consideration for the acquisition of the Founding Companies, the Pooled Companies, the 1998 Pooled Companies and Summers, the shares issued pursuant to the Offering and overallotment option, shares issued to Main Street Capital Partners, L.P. and to PalEx management, the shares issued to the profit sharing plans of the Founding Companies and 1,292,833 weighted average shares issued for the acquisition of the 1998 Purchased Companies and exercise of stock options.

     Net income per share - diluted for the years ended December 28, 1997 and December 27, 1998 includes 352,668 and 372,941 shares, respectively, for unexercised stock options computed under the treasury method. The weighted average shares for 1998 includes as common stock equivalents those shares of the Company's Canadian subsidiary which are convertible on a share for share basis into the common stock of the Company. The effect of the conversion of the Company's outstanding convertible notes payable was anti-dilutive for the year ended December 27, 1998, and therefore not included in the calculation of net income per share - diluted.

     The following stock options were outstanding as of the end of the fiscal years but were not included in the computation of net income per share - diluted because the options' exercise prices were greater than the average market price of the common shares:

                                                              Year ended:
                                        --------------------------------------------------------
                                        December 28, 1997                      December 27, 1998
                                        -----------------                      -----------------
Number of options                           292,000                                1,056,000
Exercise price (range)                  $11.38-$14.75                           $10.25-$14.88
Expiration date (range)        August 1, 2007-December 10, 2007            June 6, 2007-May 21, 2008


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

     Drum demand in certain regions of the United States has required more drums to be shipped outside of the region than are shipped into the region. Consequently, the acquisition costs of used drums, the primary raw materials for reconditioned drums, in these regions are significantly higher since the used drum deficit must be replaced by collecting and shipping used drums over significant distances. The West Coast and Southeast are regions that tend to be net exporters of open top drums because of their emphasis on agriculture. The Midwest tends to be a significant accumulator of drums because of its greater industrial content and usage of petroleum products, coatings and chemicals.

     Markets

     Markets for pallet manufacturing and pallet recycling are highly fragmented and competitive. These markets are not capital-intensive and barriers to entry in such businesses are minimal.

     Markets for steel drum reconditioning are highly fragmented and competitive. There are three significant barriers to entry in the steel drum reconditioning industry: (i) regulatory permits for facilities and ongoing compliance requirements, (ii) significant distribution barriers as a result of high transportation costs for containers and (iii) capital-intensive nature of the business.

     Vendors

     During the year ended December 27, 1998, the Company purchased approximately 13% of its lumber from two vendors.

     Customers

     The Company seeks to efficiently serve large numbers of customers across diverse markets and industries to provide a stable and diversified base for ongoing sales of products and services in all of its operations.

     Customers of the Company include companies in the automotive, chemical, consumer products, grocery, produce and food production, petroleum, paper and forest products, retail, and steel and metals industries and are both regional and national in scale. Because a significant part of the Company's products and services are sold to customers engaged in the produce and citrus industries, the Company's sales volumes in certain regions tend to be seasonal.

     On April 29, 1998 the Company notified its largest customer, CHEP, that PalEx was terminating all its existing agreements with CHEP (also see Note 11). CHEP operates a national pallet leasing program that provides 48" x 40" pallets primarily to grocery and consumer products customers throughout the U.S. for a daily fee. The Company manufactured and repaired pallets for CHEP and provided a variety of logistical services with respect to CHEP's pallet leasing program, including the storage and just-in-time delivery of pallets. Sales to CHEP were approximately 21 percent, 26 percent and 8 percent of the Company's consolidated revenues in 1996, 1997, and 1998, respectively.

     The Company sold approximately $490,000 and $481,000 of lumber to a corporation owned by a board director and two other employees during the fiscal years 1997 and 1998, respectively. Management believes the sales prices approximate those charged to unaffiliated third parties.

Recent Accounting Pronouncements

     Comprehensive Income

     In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). This statement establishes rules for the reporting of comprehensive income and its components. The Company's comprehensive income consists of net income and foreign currency translation adjustments and is presented in the accompanying consolidated statements of comprehensive income. The adoption of SFAS No. 130 had no impact on total stockholders' equity. The Company had no other comprehensive income prior to 1998.

     Segment Information

     The Company operates in two business segments; pallet manufacturing and recycling and steel drum reconditioning, and follows the reporting requirements of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (see Note 12).

3.  BUSINESS COMBINATIONS:

1997 Purchase Acquisitions

     The acquisitions of Ridge, Interstate and Summers in 1997 were accounted for as purchases and have been reflected in the Company's consolidated financial statements from March 31, 1997 for Ridge and Interstate and from November 20, 1997 for Summers. The aggregate consideration paid in these transactions was approximately $4.6 million in cash and 3,301,971 shares of commons stock with an estimated fair value of approximately $21.7 million. The accompanying consolidated balance sheet as of December 28, 1997 includes allocations of the respective purchase prices of Ridge, Interstate and Summers. The allocations resulted in approximately $25.2 million of goodwill, which represents the excess of purchase price over the fair value of net assets acquired, as follows (in thousands):

      Goodwill                           $ 25,241
      Fair value of assets acquired        20,503
      Liabilities assumed                 (19,408)
      Fair value of common stock          (21,729)
                                         --------
      Cash paid, net of cash acquired    $  4,607
                                         ========

1998 Purchase Acquisitions

     The acquisitions of the 1998 Purchased Companies were accounted for as purchases and have been reflected in the Company's financial statements from the date of each respective acquisition. The aggregate consideration paid in these transactions was approximately $85.5 million in cash, 2,638,571 shares of common stock with an estimated fair value of approximately $25.5 million and issuance of convertible notes payable to former shareholders of approximately $9.9 million. The accompanying consolidated balance sheet as of December 27, 1998 includes allocations of the respective purchase prices of the 1998 Purchased Companies. The allocations resulted in approximately $103.9 million in goodwill, which represents the excess of purchase price over the fair value of net assets acquired, as follows (in thousands):


      Goodwill                            $103,949
      Fair value of assets acquired         62,602
      Convertible notes payable issued      (9,910)
      Liabilities assumed                  (45,597)
      Fair value of common stock           (25,532)
                                          --------
      Cash paid, net of cash acquired     $ 85,512
                                          --------

Pro Forma Presentation

     The following table sets forth unaudited pro forma statements of operations data of the Company which reflects adjustments to the consolidated financial statements to present the effect of the acquisitions of Ridge, Interstate and the Purchased Companies as if the acquisitions were effective January 1, 1997 (amounts in thousands, except per share data):

                                                Year Ended
                                                ----------
                                  December 28, 1997      December 27, 1998
                                  -----------------      -----------------
                                                (unaudited)
Revenues                              $379,534                $379,854
                                  =================      =================
Net Income                            $ 10,574                $  6,512
                                  =================      =================
Net Income per share - diluted        $    .52                $    .32
                                  =================      =================

     Pro forma adjustments included in the amounts above primarily relate to adjustments to selling, general and administrative expenses for changes in the compensation level of the owners of the acquired businesses, adjustments to interest expense attributable to incremental borrowing levels and incremental interest rate levels, amortization of goodwill and adjustment to the income tax provisions based on pro forma operating results. Net income per share - diluted assumes all shares had been outstanding for the periods presented, except for shares issued pursuant to the over-allotment option and those shares issued to the profit-sharing plans of the Founding Companies, which are included only from their date of issuance.

     The unaudited pro forma data presented above is not necessarily indicative of actual results that might have occurred had the operations and management teams of PalEx, the Founding Companies, the Pooled Companies, the 1998 Pooled Companies and the Purchased Companies been combined at the beginning of each period presented.

4.  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following (in thousands):

                                    Estimated Useful
                                     Lives In Years      December 28, 1997     December 27, 1998
                                    ----------------     -----------------     -----------------
     Land                                                   $  3,273               $  5,485
     Machinery and equipment               5-10               48,089                 60,753
     Rental assets                         3-10                    -                 15,537
     Buildings                            15-40               12,977                 19,890
     Furniture and fixtures                 5-8                1,706                  3,890
     Tractors and trailers                  5-6               10,636                 18,122
                                                            --------               --------
                                                              76,681                123,677
     Less: accumulated depreciation                          (38,831)               (47,953)
                                                            --------               --------
                                                            $ 37,850               $ 75,724
                                                            ========               ========

5.  DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS:

     Activity in the Company's allowance for doubtful accounts consists of the following (in thousands):

                                                                                 December 28,    December 27,
                                                                                    1997            1998
                                                                                 ------------    ------------
 Balance at beginning of year                                                       $253              $  617
 Additional charges to costs and expenses                                            227                 394
 Additional allowances from Purchased Companies
                                                                                     165                 843
 Deductions for uncollectible accounts written off                                   (28)               (238)
                                                                                    ----              ------
 Balance at end of year                                                             $617              $1,616
                                                                                    ====              ======

 The major components of inventories are as follows (in thousands):

                                                                                 December 28,    December 27,
                                                                                    1997            1998
                                                                                 ------------    ------------
 Raw materials                                                                      $16,555          $23,174
 Work-in-process                                                                        102               43
 Finished goods                                                                       3,726            6,769
                                                                                    -------          -------
                                                                                    $20,383          $29,986
                                                                                    =======          =======

 Accrued expenses consist of the following (in thousands):

                                                                                 December 28,    December 27,
                                                                                    1997            1998
                                                                                 ------------    ------------
 Accrued compensation and benefits                                                  $2,132          $ 2,762
 Accrued taxes                                                                         756            1,503
 Other accrued expenses                                                              2,206            6,381
                                                                                    ------          -------
                                                                                    $5,094          $10,646
                                                                                    ======          =======


6.  DEBT:

     Credit Facility

     On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A. ("Bank One"), which was amended on January 29, 1998, September 3, 1998 and November 10, 1998 (the "Credit Facility"). The Credit Facility provided the Company with a revolving line of credit of up to $150.0 million which could be used for general corporate purposes, including the repayment or refinancing of indebtedness of the Founding Companies, the Pooled Companies, the 1998 Pooled Companies and the Purchased Companies, future acquisitions, capital expenditures, letters of credit and working capital.

     Advances under the Credit Facility bore interest at designated variable rates plus margins ranging from 0 to 25 basis points, depending on the ratio of the Company's interest bearing debt to its pro forma trailing earnings before interest, taxes, depreciation and amortization for the previous four quarters. At the Company's option, the loans could bear interest based on a designated London interbank offered rate ("LIBOR") plus a margin ranging from 75 to 200 basis points, depending on the ratio noted above. Commitment fees of 17.5 to 30 basis points are payable on the unused portion of the line of credit. The Credit Facility contained a limit for standby letters of credit up to $10.0 million. There were letter of credit commitments of approximately $3.0 million outstanding under the Credit Facility as of December 27, 1998. The Credit Facility prohibited the payment of dividends by the Company, restricted the Company's incurrence or assumption of other indebtedness and required the Company to comply with financial covenants, including fixed charge coverage, certain funded debt to earnings before taxes, depreciation, interest, amortization and tangible assets to liabilities ratios. The Company was in compliance with, or had obtained waivers for, the covenants on December 27, 1998. The approximate level of borrowings available under the Credit Facility as of December 27, 1998 was approximately $5.5 million. The Company's U.S. subsidiaries guaranteed and the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary was pledged to secure the repayment of all amounts due under the Credit Facility.

     The Credit Facility was amended on December 28, 1998 (the "Amended Credit Facility"). The Amended Credit Facility provides the Company with a revolving line of credit of up to $150.0 million, which may be used for general corporate purposes, including acquisitions, the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. The Amended Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on April 1, 2000.

     Advances under the Amended Credit Facility bear interest at Bank One's base interest rate, as defined, plus a margin of 50 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. At the Company's option, such advances may bear interest based on a designated LIBOR plus a margin of 275 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. Commitment fees of 50 basis points are payable on the unused portion of the line of credit through March 31, 1999 and increase by 50 basis points on that date and each quarter until maturity. The Amended Credit Facility contains a limit for standby letters of credit of up to $10.0 million. The Amended Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with certain financial covenants including consolidated net worth, fixed charge coverage, and funded debt and senior debt to earnings before interest, taxes, depreciation and amortization ratios. The Amended Credit Facility is secured by a lien on the real and tangible personal property of the Company, as defined, a pledge of the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary. The amounts due under the Amended Credit Facility are also guaranteed by the Company's U.S. subsidiaries.

Convertible Notes Payable to Related Parties

     The Company issued approximately $9.9 million in subordinated convertible notes payable (the "Convertible Notes") to certain former owners of the 1998 Purchased Companies. The Convertible Notes, which bear interest at rates ranging from six to eight percent, include provisions that allow conversion into shares of the

Company's Common Stock beginning on the first anniversary date of the Convertible Notes (the "Conversion Date") at conversion prices ranging from $10.78 to $15.86 per share. If the Convertible Notes are not converted they become due and payable on their second anniversary. At the Company's option, the Convertible Notes may be prepaid at any time following the Conversion Date.

Long-term debt consists of the following (in thousands):

                                                                 December 28, 1997  December 27, 1998
                                                                 -----------------  -----------------
 Advances under the Credit Facility, bearing interest at rates
 ranging from 7.04% to 8.04 % as of December 27, 1998                 $ 24,000           $141,500

 Industrial development revenue bonds, bearing interest at a variable rate (6.20% at December 27, 1998), payable in annual installments of $50 through maturity in 2008, secured by a
 certificate of deposit and bank letter of credit                          550                500

 Various notes payable, bearing interest at rates ranging from
 5.02% to 8.30% in 1997 and 7.00% to 7.50% at December 27,
 1998, with monthly installments totaling approximately $31 and maturity dates ranging from 1999 until 2009,  secured by certain
 Company assets                                                          5,387              2,136

 Variable rate note issued by the Acme ESOP (see Note 10),
 guaranteed by the Company, interest at 5.81% as of December 27,
 1998                                                                    1,770              1,700

 Other notes payable                                                        23                 26
                                                                       -------           --------
                                                                        31,730            145,862
 Less-current maturities                                                (1,057)            (1,960)
                                                                       -------           --------
                                                                       $30,673           $143,902
                                                                       =======           ========

Future maturities of long-term debt as of December 27, 1998 are as follows (in thousands):

              Fiscal Year Ending
                  December,
              ------------------
                    1999                          $  1,960
                    2000                           141,865
                    2001                               329
                    2002                               316
                    2003                               308
                    Thereafter                       1,084
                                                  --------
                                                  $145,862
                                                  ========

7.  INCOME TAXES:

     The provision (benefit) for income taxes consists of the following (in thousands):

                                           Year Ended
                                           ----------
                       November 30,        December 28,       December 27,
                          1996                1997               1998
                       ------------        ------------       ------------
Federal
  Current                $1,207              $3,944              $2,831
  Deferred                  143                 (71)                892
                         ------              ------              ------
                          1,350               3,873               3,723
                         ------              ------              ------

Foreign
  Current                     -                   -                 238
  Deferred                    -                   -                 184
                         ------              ------              ------
                              -                   -                 422
                         ------              ------              ------

State
  Current                   492                 846                 829
  Deferred                   (9)                (15)                131
                         ------              ------              ------
                            483                 831                 960
                         ------              ------              ------

                         $1,833              $4,704              $5,105
                         ======              ======              ======

     The differences in income taxes provided and the amounts determined by applying the federal statutory tax rate to income before income taxes result from the following (in thousands):


                                                                           Year Ended
                                                                           ----------
                                                       November 30,        December 28,        December 27,
                                                          1996                1997                1998
                                                       ------------        ------------        ------------
Tax at federal statutory rate of 35%                     $ 2,755              $3,970              $3,182
Increase (decrease) resulting from:
State income taxes, net of federal benefit                   353                 547                 624
 Income taxed to Fraser stockholders                      (1,381)               (172)                  -
 Additional foreign income tax  provision                      -                   -                  74
 Nondeductible items:
  Goodwill amortization                                        -                 200                 484
  Pooling expenses                                             -                  45                 603
 Other nondeductible items                                    76                  16                  89
Other                                                         30                  98                  49
                                                         -------              ------              ------
                                                         $ 1,833              $4,704              $5,105
                                                         =======              ======              ======

     Deferred taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. Components of the Company's net deferred tax liability are as follows (in thousands):

                                                  December 28,      December 27,
                                                      1997              1998
                                                  ------------      ------------
Deferred income tax liabilities:
 Property and equipment                              $(2,547)          $(8,405)
 Other                                                  (620)            ( 902)
  Total deferred income tax liabilities               (3,167)           (9,307)
Deferred income tax assets:
 Basis difference in inventory                             -               175
 Allowance for doubtful accounts                         111               654
 Accruals and reserves                                   834             1,276
  Total deferred income tax assets                       945             2,105
  Net deferred income tax liabilities                $(2,222)          $(7,202)

8.  COMMITMENTS AND CONTINGENCIES:

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

     The Company is self-insured for certain medical claims up to $50,000 per person per year. Provisions for expected future payments are accrued based on the Company's estimate of its aggregate liability for all open and unreported claims. Management believes the amount currently accrued is adequate to cover all known and unreported claims as of December 27, 1998.

Operating Lease Agreements

     The Company leases certain facilities and equipment. Minimum future rental payments under noncancelable operating leases as of December 27, 1998 are as follows (in thousands):

        Fiscal Year Ending
        1999                   $ 2,889
        2000                     2,313
        2001                     2,050
        2002                     1,599
        2003                     1,122
        Thereafter               1,543
                               -------
                               $11,516
                               =======

     Rent expense under operating leases was approximately $463,000, $1,445,000 and $2,995,000 for fiscal years 1996, 1997 and 1998, respectively. Rent expense paid to related parties and included in the foregoing amounts was approximately $227,000, $146,000 and $558,000 for fiscal years 1996, 1997 and 1998, respectively. In June 1998, the company purchased property for $1,400,000 from an officer/board director. Management believes that the purchase price approximates market value.

Potential Environmental Liabilities

     In February 1998, the Company acquired DSF, a steel drum reconditioning company with a facility in Zellwood, Florida. DSF is a wholly-owned subsidiary of the Company. In 1982, DSF was notified by the U.S. Environmental Protection Agency (the "EPA") and the Florida Department of Environmental Regulation (the "DER") that they believed that DSF might be a potentially responsible party ("PRP") regarding the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the DER discovered arsenic contamination in a shallow monitoring well adjacent to it. The DSF facility is a portion of the 57 acres constituting the Zellwood Site. The Company believes that DSF and its former shareholders were among approximately 25 entities and individuals identified as PRPs by the EPA.

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

     DSF has maintained comprehensive general liability insurance coverage for over 25 years, and a number of the policies providing such coverage did not contain exclusions for environmental contamination. DSF has notified the insurers that issued such policies of the EPA's claims regarding the Zellwood Site and the commencement of the Zellwood Suit. In addition, the former shareholders of DSF have agreed with DSF and the Company to bear liabilities and expenses with respect to the Zellwood Site, to the extent such liabilities exceed the Company's insurance recoveries.

     DSF and several other PRPs are currently negotiating with the EPA to settle the Zellwood Suit. DSF intends to vigorously defend the Zellwood Suit and pursue its insurance coverage with respect to losses and expenses incurred in connection with the Zellwood Site. Although there can be no assurance as to any ultimate liability of DSF under the Zellwood Suit, the amount of recoveries from other PRPs or the insurance coverage, or the amount of insurance recoveries, the Company's management believes that DSF's insurance coverage, recoveries from other PRPs and the obligations of DSF's former shareholders will be adequate to cover any liability or expenses of DSF arising from the Zellwood Suit. The accompanying consolidated balance sheet as of December 27, 1998 includes a $2.0 million receivable from a former shareholder of DSF and a corresponding amount in other long-term liabilities.

     In November 1998, Container Services Company ("CSC"), a subsidiary of PalEx Container Systems, Inc. which acquired CDR, received notice from the EPA that it had been identified as a de minimis PRP with respect to the Casmalia Disposal Site in Santa Barbara County, California ("Casmalia Site").

     The Casmalia Site was a licensed hazardous waste disposal facility from 1974 to 1989. In 1989, the EPA refused to reissue Casmalia's RCRA permit on the grounds that the operator of the site was in violation of the preexisting permit and other environmental laws and regulations. As a result of the owner/operator abandoning efforts to properly close and clean up the site, the EPA took emergency action. There are approximately 10,000 generators who legally sent (according to EPA estimates) approximately 4.5 billion pounds of waste to the Casmalia Site. EPA estimates that the clean up of this site will cost approximately $500 million and will take over 30 years to complete.

     The EPA has entered in a partial settlement with 50 major PRPs and is currently in negotiations with over 50 other major PRPs. In October 1998, the EPA sent out general notices to 750 de minimis PRPs, including CSC. In addition, it is expected that the EPA will send out several hundred additional notice letters to de minimis PRPs. The EPA estimates that the original 750 de minimis PRPs are responsible for an aggregate of about 10% of the volume of waste shipped to the Casmalia Site.

     Based on CSC's alleged contribution of waste to the Casmalia Site, the EPA has offered to settle its claims against CSC for approximately $300,000, which represents a 100% premium over EPA's estimate of CSC's proportionate share of the estimated clean up costs. In return for settlement, CSC will be granted contribution protection against lawsuits by other PRPs who contributed waste to the Casmalia Site. CSC is currently reviewing EPA's settlement offer and estimates of CSC's contribution of waste to the site. In addition, CSC has joined a joint defense group of over 140 other de minimis PRPs for the primary purpose of negotiating a reduction in, and the terms of, the EPA's settlement offer. The Company has included such settlement amount as accrued expenses in the accompanying consolidated balance sheet as of December 27, 1998.

Contingent Purchase Price

     The Company is obligated under the terms of an agreement with the former owners of one of the 1998 Purchased Companies to pay, in either cash or equal amounts of cash and the Company's Common Stock, up to $6,000,000 based on the subsidiary's post-acquisition earnings, as defined. Amounts due under this contingency, if any, will be accrued as part of the purchase price when the contingency is resolved in 1999 and 2000.

Employment Agreements

     The Company has entered into employment agreements with certain Company officers and certain former owners of the companies acquired by PalEx. The remaining commitment under the terms of these agreements as of December 27, 1998 is approximately $5.6 million, of which approximately $4.6 million is payable in 1999 and approximately $1.0 million is payable in 2000. These employment agreements expire on various dates through September 2000.

Warrant

     On September 30, 1998, the Company issued a warrant for the purchase of up to 250,000 shares of its Common Stock for professional advisory services at an exercise price of $11.375 per share. The warrant may be exercised in whole or in part upon the consummation of certain defined transactions, none of which had occurred as of December 27, 1998, and expires in May 2005.

9.  STOCK OPTION PLAN:

     On June 1, 1996, the Board of Directors and the stockholders of the Company approved the 1996 Stock Option Plan, as amended (the "Stock Option Plan"). The Stock Option Plan provides for the granting of stock options to directors, executive officers, other employees and certain non-employee consultants of the Company. The Company accounts for the Stock Option Plan under APB Opinion No. 25, and no compensation expense has been recognized. The Stock Option Plan, which permits an amount equal to no more than 15% of the outstanding shares of PalEx common stock to be issued as optioned shares, terminates in June 2006. In general, the terms of the option awards (including vesting schedules) are established by the Compensation Committee of the Company's Board of Directors. The following table summarizes activity under the Stock Option Plan:

                                      Shares    Exercise Price
                                      ------    --------------
Outstanding at November 30, 1996            -                -
 Granted                            1,328,500    $7.50-$ 14.75
 Exercised                                  -                -
 Forfeited and canceled                (7,000)   $        7.50
Outstanding at December 28, 1997    1,321,500    $7.50-$ 14.75
 Granted                            1,361,500    $ 5.88-$14.88
 Exercised                             (6,500)   $        7.50
 Forfeited and cancelled              (65,850)   $ 7.50-$13.50
Outstanding at December 27, 1998    2,610,650    $ 5.88-$14.88

Weighted average fair value of
 options granted during 1997            $5.38

Weighted average fair value of
 options granted during 1998            $6.79

Weighted average remaining
 contractual life for options
 issued in 1997                     8.33 years

Weighted average remaining
 contractual life for options
 issued in 1998                     9.36 years

     At December 27, 1998, options for approximately 257,000 shares of common stock were exercisable. Unexercised options expire ten years from the issue date.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting required by SFAS No. 123, "Accounting for Stock-Based Compensation" had been applied (in thousands, except per share data):

                                                                              Year ended
                                                                              ----------
                                                                 December 28, 1997   December 27, 1998
                                                                 -----------------   -----------------
Net income attributable to common stockholders                         $6,640             $ 3,986
Pro forma adjustment                                                     (775)             (1,434)
                                                                       ------             -------
Pro forma net income attributable to common stockholders               $5,865             $ 2,552

Net income per share ("EPS")
Basic EPS as reported                                                  $  .43             $   .21
Basic EPS pro forma                                                    $  .38             $   .13
Diluted EPS as reported                                                $  .42             $   .21
Diluted EPS pro forma                                                  $  .37             $   .13

     Fair value of the options was estimated at the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions:

                                                                 Fiscal Year      Fiscal Year
                                                                1997 Options     1998 Options
                                                                ------------     ------------
Risk free interest rate                                              6.66%           5.39%
Dividend yield                                                       0.00%           0.00%
Volatility factor                                                   35.77%          41.99%
Weighted average expected life                                    10 years        10 years

     A summary of stock options outstanding and exercisable as of December 27, 1998 is as follows:

                                                    Options outstanding                    Options exercisable
                                                    -------------------                    -------------------
   Range of              Number          Weighted average        Weighted average       Number         Weighted average
exercise prices       outstanding     remaining life (years)      exercise price     exercisable        exercise price
---------------       -----------     ----------------------     ----------------    -----------       ---------------
$5.88-$8.75             1,361,750              8.72                   $ 7.51           181,750             $ 7.50
$8.88-$13.12              811,000              9.14                   $11.73            29,100             $10.19
$13.13-$14.88             437,900              8.89                   $14.23            46,580             $13.66

10.  EMPLOYEE BENEFIT PLANS:

     The Company approved a defined contribution profit-sharing plan (the "Plan") in March 1997, which qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute up to the lesser of 15% of their annual compensation or the maximum amount permitted under Internal Revenue Service regulations to their account. The Company matches the contributions of participating employees on the basis of the percentages specified in the Plan. The employee and Company matching contributions are invested at the direction of the individual employee.

     Certain of the Company's subsidiaries had defined contribution employee benefit plans at the time of their acquisition by PalEx. Employer contributions to the Plan and the other defined contribution plans for the Pooled Companies and the 1998 Pooled Companies for all periods presented and for Ridge, Interstate and the Purchased Companies from their respective dates of acquisition were approximately $2,184,000, $1,134,000 and $768,000 for 1996, 1997 and 1998, respectively.

     In May 1985, Acme established an employee stock ownership plan ("ESOP") for Acme's eligible employees, as defined. The ESOP is a qualified plan exempt from taxes under Internal Revenue Section 401(a). In May 1994, the ESOP purchased 3,400 shares of Acme common stock at $765 per share from a stockholder for $2,601,000. The ESOP funded the purchase by issuing a variable rate note to a commercial bank that was guaranteed by Acme. Upon completion of the acquisition of Acme by PalEx, the shares of Acme stock in the ESOP were replaced with shares of PalEx stock of equal value and the guaranty by Acme was replaced by a letter of credit issued under the Credit Facility.

     The Company accounts for the ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plan" ("SOP 93-6"). Accordingly, the debt of the ESOP is recorded as long-term debt and the shares pledged as collateral are reported as unearned compensation on the Company's consolidated balance sheet. As shares are released, the Company reports compensation expense equal to the current estimated market price of the shares. In accordance with SOP 93-6, additional paid in capital is adjusted whenever the market value of the shares released is more or less than the cost of the shares released.

     Contributions to the ESOP amounted to approximately $727,000 and $153,000 for the years ended December 28, 1997 and December 27, 1998, respectively. These contributions include interest paid by Acme or the Company of approximately $122,000 and $83,000 for the years ended December 28, 1997 and December 27, 1998, respectively, on the loan used to purchase the ESOP shares. The balance in unearned compensation of $1,770,000 at December 28, 1997 and December 27, 1998 results from the leveraged ESOP stock purchase less the deemed release of shares at cost. At December 27, 1998, the ESOP contained 843,061 allocated shares and 425,923 unallocated shares of the Company's common stock, for a total of 1,268,984 shares.

     The Company received a Private Letter Ruling from the Internal Revenue Service in 1999 that allows the termination of the ESOP and the non-taxable disposal of the PalEx shares in the ESOP. It is the Company's intent to use the proceeds from the sale of the shares to repay the ESOP's indebtedness. Upon termination of the ESOP and debt retirement, the ESOP will allocate the remaining unallocated shares to the plan participants, resulting in a charge to earnings by the Company and a corresponding increase to capital in excess of par for the difference between the total value of the shares at the time of their sale and the ESOP indebtedness. In anticipation of the termination of the ESOP, no additional shares were allocated in 1998.

11.  TERMINATION OF CHEP RELATIONSHIP

     During the fourth quarter of 1997 and first quarter of 1998, Company management had numerous discussions with representatives of its largest customer, CHEP, regarding numerous issues affecting the profitability of the products manufactured for CHEP by the Company and the pricing of new pallets, the uncertainty of CHEP production requirements, the absence of fees for extra services provided to CHEP, quality control and the opening of new facilities that would be primarily dedicated to performing services for CHEP. The Company manufactured new, high-grade pallets for CHEP, which in turn leased these pallets to its customers. These pallets were part of a "closed-loop" materials handling and management system that included recovery of the pallet from the end user, aggregating them in Company operated depots where they were sorted, repaired and returned to CHEP's customers.

     In addition, the Company began renegotiating the prices CHEP was being charged for new pallets to more accurately reflect constantly changing lumber prices. Subsequent discussion and communications ensued until it became apparent to Company management that the issues would not be resolved to the mutual satisfaction of CHEP and the Company. Accordingly, CHEP was notified that effective April 29, 1998, the Company would cease supplying CHEP with new pallets and provided advance notice (generally, 10 to 60 days) under contractual arrangements to discontinue repair and depot services for CHEP.

     The termination of the Company's relationship with CHEP affected the operations of certain of the Company's facilities in the southeastern and western United States. As a result, management formally adopted a restructuring plan, which was approved by the Board of Directors, to close, curtail, or convert operations to alternative business activities at facilities related to CHEP production. There were eight CHEP-related manufacturing facilities that were targeted for either closure, sale, consolidation or conversion to alternative product lines. As of December 27, 1998, three facilities dedicated to CHEP production have been closed, one was sold and two more were consolidated into one facility. The other two facilities were converted to manufacture non-CHEP products. The Company terminated approximately 400 production-related employees at CHEP related facilities during 1998.

     Management determined that there were four categories of CHEP restructuring costs, in accordance with Emerging Issues Task Force 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"): disputed accounts receivable; severance payments; lease cancellation fees and penalties; and a valuation allowance to restate CHEP-related inventory at its net realizable value.

     The results of operations for the year ended December 27, 1998 include net charges to continuing operations of approximately $1.2 million for an inventory valuation adjustment to reduce CHEP-related inventory to net realizable value and approximately $0.9 million for disputed accounts receivable, lease cancellation fees and penalties and severance pay associated with the termination of employees at CHEP related facilities. As of December 27, 1998, all CHEP restructuring costs have been paid or incurred. Accordingly, there is no remaining balance in accrued liabilities or inventory valuation allowance in the accompanying consolidated balance sheet.

     In addition, management determined that the termination of the CHEP relationship also required the application of SFAS No. 121 and evaluated the facts and circumstances with regard to the CHEP-related facilities and the assets employed in the production of CHEP pallets. Accordingly, the results of operations for the year ended December 27, 1998 include a charge of approximately $1.4 million for plant closure and asset abandonment costs for the CHEP facilities noted above. The charge includes approximately $0.9 million for abandoned leasehold improvements and approximately $0.5 million to value pallet production machinery and equipment at its net realizable value. The abandoned and impaired assets had a book value of approximately $1.8 million prior to the revaluation. The net realizable value of these assets was determined based on management's estimates of current market value for similar types of manufacturing equipment used in the pallet production process. There have been no changes in the estimates used nor corresponding adjustments to the charges previously taken. The Company is attempting to sell the machinery and equipment as soon as possible. Depreciation expense on these assets for the period from their impairment date until December 27, 1998 would have been approximately $109,000.

     Management reviewed the recoverability and possible impairment of goodwill related to the subsidiaries which operated the CHEP facilities and determined that no goodwill adjustments were necessary due to the potential for replacing CHEP business with other customers.

     Management believes that all CHEP-related restructuring was complete as of December 27, 1998.

12.  BUSINESS SEGMENTS:

     The Company has two business segments, one operating in the pallet industry and the other in the steel drum reconditioning industry. The pallet segment produces, recycles, sells, repairs, leases and retrieves wooden pallets in the United States and Canada primarily for use in agricultural and industrial markets. The drum segment reconditions steel drums in the United States, primarily for use in agricultural and industrial markets. There were no significant intercompany sales between the two segments for the fiscal years 1996, 1997 or 1998.

     The Company's business segments are managed separately because they require different technology and marketing strategies. The accounting policies for the segments are the same as those described in Note 2, Summary of Significant Accounting Policies. The Company evaluates the performance of its reportable segments based on income before corporate overhead charges, interest expense, non-recurring expenses, goodwill amortization and income taxes.

                                                              Year Ended December 27, 1998
                                                              ----------------------------
                                                    Pallet                  Drum              Consolidated
                                                    ------                  ----              ------------
Revenues                                          $234,120                $85,571                 $319,691
Segment earnings contribution                       15,286                 11,743                   27,029
Depreciation and amortization                        9,085                  2,223                   11,308
Total Assets                                       255,363                 37,075                  292,438
Capital Expenditures                                 9,428                  4,523                   13,951

                                                              Year Ended December 28, 1997
                                                              ----------------------------
                                                    Pallet                   Drum             Consolidated
                                                    ------                   ----             ------------
Revenues                                          $162,848                 $60,145                $222,993
Segment earnings contribution                       15,402                    (152)                 15,250
Depreciation and amortization                        4,607                     951                   5,558
Total Assets                                        96,562                  23,443                 120,005
Capital Expenditures                                 7,683                   1,466                   9,149

                                                              Year Ended November 30,1996
                                                              ---------------------------
                                                    Pallet                    Drum            Consolidated
                                                    ------                    ----            ------------
Revenues                                          $ 96,047                  $48,983               $145,030
Segment earnings contribution                        8,409                      693                  9,102
Depreciation and amortization                        2,165                    1,267                  3,432
Total Assets                                        37,129                   20,739                 57,868
Capital Expenditures                                 4,063                    3,292                  7,355

     Segment earnings contribution is reconciled to consolidated income before provision for income taxes as follows:

                                                       Year Ended               Year Ended              Year Ended
                                                       November 30,            December 28,            December 27,
                                                          1996                    1997                    1998
                                                       ------------            ------------            ------------
Total earnings contribution for reportable segments        $9,102                $15,250                  $27,029
Unallocated amounts:
 Corporate expenses                                             -                  1,496                    4,080
 Interest expense                                           1,576                  1,722                    8,468
 Goodwill amortization                                          -                    593                    2,977
 Restructuring charge                                           -                      -                      949
 Plant closure and asset abandonment loss                       -                      -                    1,369
 Other income (expense)                                       346                    (95)                     (95)
                                                           ------                -------                  -------
Income before provision for income taxes                   $7,872                $11,344                  $ 9,091


The Company's revenue by country, based on the location of the customer, is as follows:

                     Year Ended    Year Ended    Year Ended
                    November 30,  December 28,  December 27,
                       1996          1997          1998
                    ------------  ------------  ------------
United States         $145,030      $222,993      $314,967
Canada                       -             -         4,724
                      --------      --------      --------
Consolidated          $145,030      $222,993      $319,691
                      ========      ========      ========

The Company's long-lived assets by country are as follows:

                     Year Ended    Year Ended
                    December 28,  December 27,
                        1997          1998
                    ------------  ------------
United States         $66,250       $176,063
Canada                      -         31,157
                      -------       --------
Consolidated          $66,250       $207,220
                      =======       ========

     Earnings contribution for the Drum segment for the year ended December 27, 1998 includes charges of approximately $1.8 million for pooling expenses and compensation differential (the difference between previous owners' and officers' compensation before the acquisitions and the amounts to which they have contractually agreed) of approximately $1.1 million. There were no pooling expenses for the year ended December 28, 1997. Compensation differential was approximately $1.0 million for the year ended December 28, 1997.

     Earnings contribution for the Pallet segment for the year ended December 27, 1998 includes an inventory valuation adjustment of approximately $1.2 million.

13.  QUARTERLY FINANCIAL RESULTS (unaudited):

     Summarized quarterly financial data for 1998 and 1997 is as follows (in thousands except per share data):

                                              Quarter
                                              -------
Year ended December 27, 1998     First   Second    Third   Fourth
                                -------  -------  -------  -------
Revenues                        $68,970  $83,362  $77,912  $89,447
Gross profit                     12,600   14,086   15,380   16,828
Net income                        1,160      169    1,177    1,480
Net income per share-basic          .06      .01      .06      .08
Net income per share-diluted        .06      .01      .06      .08

                                              Quarter
                                              -------
Year ended December 28, 1997     First   Second   Third    Fourth
                                -------  -------  -------  -------
Revenues                        $39,797  $63,866  $57,583  $61,747
Gross profit                      5,960   10,919    8,603    9,427
Net income                        1,342    2,618      785    1,895
Net income per share-basic          .12      .15      .05      .11
Net income per share-diluted        .12      .15      .04      .11

The results of operations for the first and second quarters of 1998 include charges of approximately $1.6 and $0.2 million, respectively, for pooling expenses. The results of operations for the second quarter of 1998 includes a pre-tax charge of approximately $5.0 million related to the termination of the CHEP relationship (see Note 11). The results of operations for the third quarter of 1998 includes a pre-tax charge of approximately $1.4 million for plant closure and asset abandonment costs, offset by a pre-tax credit to the CHEP restructuring charge of approximately $0.9 million, for a net third quarter pre-tax charge of approximately $0.5 million. The results of operations for the fourth quarter of 1998 include a pre-tax credit of approximately $1.9 million related to revisions in management's estimates of the CHEP restructuring charge.

              Report of Independent Certified Public Accountants

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of PalEx, Inc. and subsidiaries included in this Annual Report on Form 10-K and have issued our report thereon dated February 26, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial data included in Schedule II is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Tampa, Florida
  February 26, 1999

        Schedule II - Valuation and Qualifying Accounts

The following table sets forth the activity in the allowances and accruals related to the termination of the Company's relationship with CHEP (in thousands):


                                   Allowance                  Accrued
                                      for                      Lease                                     Allowance         Total
                                   Disputed                 Cancellation                                    for          Accruals
                                   Accounts     Accrued       Fees and                                   Inventory         and
                                  Receivable   Severance      Penalties          Other      Subtotal     Valuation      Allowances
                                 -----------  -----------  ---------------  ------------  -----------  -------------  -------------
Initial liabilities
  recorded at
  April 29, 1998                    $  289       $  835        $ 1,010          $  700       $ 2,834       $ 2,183        $ 5,017

Exit costs paid or incurred           (285)         (86)          (578)              -          (949)       (1,235)        (2,184)

Reductions in
  liabilities due to changes
  in estimates                          (4)        (749)          (432)           (700)       (1,885)         (948)        (2,833)
                                    ------       ------        -------          ------       -------       -------        -------

Balance in liability
  accounts at
  December 27, 1998                 $    -       $    -        $     -          $    -       $     -       $     -        $     -
                                    ======       ======        =======          ======       =======       =======        =======
                                 ===========  ===========  ===============  ============  ===========  =============  =============