Form 10-Q
period 1999-03-28
PALEX INC
filed 1999-05-12
CIK 1029448

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING MARCH 28, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO________

                       COMMISSION FILE NUMBER: 000-22237

                                  PALEX, INC.
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                       76-0520673
(STATE OF OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
      INCORPORATION)                                 OR ORGANIZATION)

     6829 FLINTLOCK ROAD
        HOUSTON, TEXAS                                    77040
(Address of principal executive offices)                (Zip Code)

  Registrant's telephone number, including area code: 713-332-6145

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at May 5, 1999 was 19,578,609.

                             PALEX, INC. FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1999

                                     INDEX

                        PART I -- FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

General Information...................................................................................   3

Consolidated Balance Sheets -- PalEx, Inc. and Subsidiaries as of December 27, 1998
 and March 28, 1999..................................................................................    4

Consolidated Statements of Income -- PalEx, Inc. and Subsidiaries for the Three Month Periods Ended
 March 29, 1998 and March 28, 1999....................................................................   5

Consolidated Statements of Comprehensive Income -- PalEx, Inc. and Subsidiaries for the Three Month
 Periods Ended March 29, 1998 and March 28, 1999......................................................   6

Consolidated Statement of Changes in Stockholders' Equity -- PalEx, Inc. and Subsidiaries for the
 Three Month Period Ended March 28, 1999..............................................................   7

Consolidated Statements of Cash Flows -- PalEx, Inc. and Subsidiaries for the Three Month Periods
 Ended March 29, 1998 and March 28, 1999..............................................................   8

Notes to the Consolidated Financial Statements........................................................   9

Item 2 -- Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................................................  16

Part II -- Other Information

Item 1 -- Legal Proceedings...........................................................................  21

Item 2 -- Recent Sales of Unregistered Securities.....................................................  23

Item 6 -- Exhibits and Reports on Form 8-K............................................................  23

Signature.............................................................................................  24

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

  During fiscal 1998, the Company acquired 19 additional companies, four of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, LLC ("Western") were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The other fifteen companies, Consolidated Drum Reconditioning, Inc. ("CDR"), American Pallet Recyclers ("APR"), Capital Pallet Company ("Capital"), Pallet Outlet Company, Inc. ("POC"), Southern Pallet Company ("Southern"), Shipshewana Pallet Co., Inc. ("Shipshewana"), Gilbert Lumber, Inc. ("Gilbert"), Valley Pallets, Inc. ("Valley"), Duckert Pallet Co., Inc. ("Duckert"), Continental Pallet Company ("Continental"), Isaacson Lumber Company ("Isaacson"), McCook Drum & Barrel Co., Inc. ("McCook"), Superior Management Group Corporation ("SMG"), Charlotte Steel Drum Corporation ("CSD") and Atlas Container Company, Inc. ("Atlas") were accounted for as purchases (the "1998 Purchased Companies" and, together with Summers, the "Purchased Companies"). Eight of the 19 companies acquired after fiscal 1997 are engaged in the reconditioning and rebuilding of industrial steel containers. SMG is engaged in the rental, sale, repair and retrieval of pallets in Canada.

  The Company made no acquisitions during the three month period ended March 28, 1999.

  Unless the context otherwise requires, all references herein to the Company include PalEx, the Founding Companies, the Pooled Companies, the 1998 Pooled Companies and the Purchased Companies.

  Operating results for interim periods are not necessarily indicative of the results for full years. The financial statements included herein should be read in conjunction with the related notes thereto and management's discussion and analysis and the Consolidated Financial Statements of PalEx, Inc. and Subsidiaries as of December 27, 1998 and related notes thereto as filed with the Securities and Exchange Commission with the Company's Form 10-K on March 29, 1999.

                          PALEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          DECEMBER 27,    MARCH 28,
                                                                             1998           1999
                                                                          ------------  ------------
                                                                                         (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
Cash and cash equivalents................................................  $  4,157      $  5,623
Accounts receivable, net of allowance of $1,616 and $1,301...............    44,543        50,533
Inventories..............................................................    29,986        28,550
Deferred income taxes....................................................     2,105         1,826
Prepaid expenses and other current assets................................     4,427         6,089
                                                                           --------      --------
  Total current assets...................................................    85,218        92,621

PROPERTY, PLANT AND EQUIPMENT, net.......................................    75,724        76,087
GOODWILL, net of accumulated amortization of $3,570 and $4,655...........   127,234       126,830
OTHER ASSETS.............................................................     4,262         4,334
                                                                           --------      --------
  Total assets...........................................................  $292,438      $299,872
                                                                           ========      ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt.....................................  $  1,960      $145,460
Current maturities of convertible notes payable to related parties.......         -         7,224
Bank overdraft...........................................................     8,407         7,852
Accounts payable.........................................................     9,004        10,850
Accrued expenses.........................................................    10,646        11,391
Income taxes payable.....................................................       529         1,462
                                                                           --------      --------
  Total current liabilities..............................................    30,546       184,239

LONG-TERM DEBT, net of current maturities................................   143,902         2,345
CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, net of current maturities..     9,910         2,788
DEFERRED INCOME TAXES....................................................     5,350         5,127
FOREIGN DEFERRED INCOME TAXES............................................     3,957         3,957
OTHER LONG-TERM LIABILITIES..............................................     3,493         3,345
COMMITMENTS AND CONTINGENCIES............................................

STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares
 issued..................................................................         -             -
Common stock, $.01 par value, 30,000,000 shares authorized, 20,289,091
 and 20,299,341 outstanding..............................................       203           203
Additional paid-in capital...............................................    79,030        79,107
Unearned compensation....................................................    (1,770)       (1,770)
Accumulated other comprehensive (loss) income:
    Foreign currency translation adjustment..............................      (623)           98
Retained earnings........................................................    18,440        20,433
                                                                           --------      --------
                                                                             95,280        98,071
                                                                           --------      --------
  Total liabilities and stockholders' equity.............................  $292,438      $299,872
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

                          PALEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                               THREE MONTH PERIOD ENDED
                                                                             -------------------------------
                                                                             MARCH 29, 1998   MARCH 28, 1999
                                                                             --------------  ---------------
REVENUES...................................................................  $    68,970     $    96,388
COST OF GOODS SOLD.........................................................       56,370          77,392
                                                                             -----------     -----------
  Gross profit.............................................................       12,600          18,996
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............................        6,580          10,482
GOODWILL AMORTIZATION......................................................          342           1,085
POOLING EXPENSES...........................................................        1,651               -
COMPENSATION DIFFERENTIAL..................................................        1,062               -
                                                                             -----------     -----------
  Income from operations...................................................        2,965           7,429
INTEREST EXPENSE...........................................................         (937)         (3,540)
OTHER INCOME (EXPENSE), NET................................................            7            (191)
                                                                             -----------     -----------
INCOME BEFORE INCOME TAXES.................................................        2,035           3,698
PROVISION FOR INCOME TAXES.................................................          875           1,705
                                                                             -----------     -----------
NET INCOME.................................................................  $     1,160     $     1,993
                                                                             ===========     ===========
NET INCOME PER SHARE-BASIC.................................................  $       .06     $       .10
NET INCOME PER SHARE-DILUTED...............................................  $       .06     $       .10
Shares used in computing net income per share - basic......................   17,920,864      20,291,619
Shares used in computing net income per share - diluted....................   18,376,703      20,349,341


  The accompanying notes are an integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                               THREE MONTH PERIOD ENDED
                                            ------------------------------
                                            MARCH 29, 1998  MARCH 28, 1999
                                            --------------  --------------
Net income................................  $1,160          $1,993
Other comprehensive income:
Foreign currency translation adjustment...       -             721
                                            ------          ------
Comprehensive income                        $1,160          $2,714
                                            ======          ======

  The accompanying notes are an integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                    ACCUMULATED
                                             COMMON STOCK      CAPITAL IN                             OTHER            TOTAL
                                                               EXCESS OF    UNEARNED     RETAINED  COMPREHENSIVE   STOCKHOLDERS'
                                        SHARES       AMOUNT    PAR VALUE  COMPENSATION   EARNINGS  (LOSS) INCOME       EQUITY
                                     ------------  ----------  ---------  -------------  --------  --------------  -------------
BALANCE, December 27, 1998.........  20,289        $203        $79,030    $(1,770)       $18,440   $(623)          $95,280
Exercise of stock options..........      10           -             77          -              -       -                77
Foreign currency translation
 adjustment........................       -           -              -          -              -     721               721
Net income.........................       -           -              -          -          1,993       -             1,993
                                     ------        ----        -------    -------        -------   -----           -------
BALANCE, March 28, 1999............  20,299        $203        $79,107    $(1,770)       $20,433   $  98           $98,071
                                     ======        ====        =======    =======        =======   =====           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   THREE MONTH PERIOD ENDED
                                                                              ----------------------------------
                                                                               MARCH 29, 1998    MARCH 28, 1999
                                                                              ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................................  $  1,160          $  1,993
 Adjustment to conform fiscal year-end of Pooled Companies..................      (470)                -
 Adjustments to reconcile net income to net cash provided by (used in)
  operating activities --
  Depreciation and amortization.............................................     2,012             3,689
  Deferred income taxes.....................................................       108                56
  (Gain) loss on sale of assets.............................................       (22)               14
  Changes in operating assets and liabilities --
     Accounts receivable....................................................    (3,594)           (5,777)
     Inventories............................................................    (2,883)            1,509
     Other current assets...................................................        95            (1,657)
     Accounts payable and accrued expenses..................................     2,159             2,897
     Other assets and liabilities...........................................       345              (308)
                                                                              --------          --------
  Net cash (used in) provided by operating activities.......................    (1,090)            2,416
                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.................................    (2,194)           (2,986)
 Proceeds from sale of equipment............................................       105                52
 Payments for adjustments to purchase price of certain Purchased Companies..         -              (126)
 Cash paid for business acquisitions, net of cash acquired..................   (51,753)                -
                                                                              --------          --------
  Net cash used in investing activities.....................................   (53,842)           (3,060)
                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on line of credit...........................................    (1,150)                -
 Proceeds from long-term debt...............................................    72,950            12,052
 Payments on long-term debt.................................................   (21,015)          (10,007)
 Net proceeds from exercise of stock options................................         -                77
 Purchase of minority interest in pooled company............................      (480)                -
                                                                              --------          --------
  Net cash provided by financing activities.................................    50,305             2,122
                                                                              --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................         -               (12)
                                                                              --------          --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................    (4,627)            1,466
CASH AND CASH EQUIVALENTS -- beginning of period............................     7,448             4,157
                                                                              --------          --------
CASH AND CASH EQUIVALENTS -- end of period..................................  $  2,821          $  5,623
                                                                              ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for --
  Interest..................................................................  $    611          $  2,833
  Income taxes..............................................................  $    274          $    776

  The accompanying notes are an integral part of these consolidated financial statements.

                          PALEX, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 28, 1999

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

  During fiscal 1998, the Company acquired 19 additional companies, four of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, LLC ("Western") were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The remainder were accounted for as purchase accounting transactions (the "1998 Purchased Companies"). Eight of the 19 companies are engaged in the reconditioning and rebuilding of industrial steel containers. One is engaged in the rental of pallets in Canada.

  The Company's headquarters are in Houston, Texas, with significant manufacturing operations located in Arkansas, California, Florida, Georgia, Illinois, North Carolina, Ohio, Pennsylvania, Texas and Wisconsin and pallet leasing operations in seven Canadian provinces. Sales are made throughout the United States and Canada with significant concentrations in the southeastern, midwestern and western regions of the United States. The Company primarily serves agricultural and industrial customers. Revenues related to the agricultural customers are highly seasonal, occurring primarily during the harvesting season.

  Fraser has been identified as the accounting acquiror for financial statement presentation purposes. The acquisitions of Ridge, Interstate and Summers, and the 1998 Purchased Companies were accounted for using the purchase method of accounting. The purchase prices have been allocated based upon the estimated fair value of the assets and liabilities acquired. The Company evaluates on a regular basis whether events and circumstances have occurred that would warrant changes in those estimates. The accompanying consolidated financial statements present Fraser combined with the Pooled Companies and the 1998 Pooled Companies for the periods presented, and those companies accounted for as purchases from their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

  The accompanying unaudited consolidated financial statements are prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and footnotes required by generally accepted accounting principles for complete financial statements are not included herein. The Company believes all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. The interim statements should be read in conjunction with the Consolidated Financial Statements of PalEx, Inc. and Subsidiaries as of December 27, 1998 and related notes thereto as filed with the Securities and Exchange Commission on the Company's Form 10-K on March 29, 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company maintains its accounting records using a 52/53-week year ending on the last Sunday in December. Each quarter contains 13 weeks, unless otherwise noted.

  There has been no significant change in the accounting policies of the Company during the periods presented. For a description of these policies, refer to Note 2 of Notes to Consolidated Financial Statements of PalEx, Inc. and Subsidiaries as filed with the Company's Form 10-K on March 29, 1999.

3. LONG TERM DEBT

Amended Credit Facility

  On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998, September 3, 1998, November 10, 1998, December 28, 1998 and May 10, 1999 (collectively, the "Amended Credit Facility"). The Amended Credit Facility provides the Company with a revolving line of credit of up to $150.0 million, which may be used for general corporate purposes, including acquisitions, the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. The Amended Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on the earlier of September 30, 1999 or a change of control. Amounts outstanding under the Amended Credit Facility at March 28, 1999 are classified as current liabilities in the accompanying balance sheet.

  The Company is pursuing additional financing and a refinancing of the Amended Credit Facility both independent of and in conjunction with the pending merger with IFCO (see Note 9). However, there can be no assurance that the Company will be able to obtain additional financing or refinance the Amended Credit Facility or that any additional financing or refinancing will be on terms that are as favorable to the Company as the Amended Credit Facility. The Company's failure to obtain additional financing or refinance the Amended Credit Facility before September 30, 1999, or any additional financing or new financing obtained by the Company on terms that are materially less favorable than those of the Amended Credit Facility, could have a material adverse effect on the Company's results of operations and financial condition.

  Advances under the Amended Credit Facility bear interest at Bank One's base interest rate, as defined, plus a margin of 50 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. At the Company's option, such advances may bear interest based on a designated LIBOR plus a margin of 275 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. Commitment fees of 50 basis points are payable on the unused portion of the line of credit through March 31, 1999 and increase by 50 basis points on that date and each quarter until maturity. The Amended Credit Facility contains a limit for standby letters of credit of up to $10.0 million. There were letter of credit commitments of approximately $3.0 million outstanding under the Amended Credit Facility as of March 28, 1999. The Amended Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with certain financial covenants including consolidated net worth, fixed charge coverage, and funded debt and senior debt to earnings before interest, taxes, depreciation and amortization ratios. The approximate level of borrowings available under the Amended Credit Facility as of March 28, 1999 was $3.5 million. The Amended Credit Facility is secured by a lien on the real and tangible personal property of the Company, as defined, a pledge of the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary. The amounts due under the Amended Credit Facility are also guaranteed by the Company's U.S. subsidiaries.

Convertible Notes Payable to Related Parties

  The Company issued approximately $10.0 million in subordinated convertible notes payable (the "Convertible Notes") to certain former owners of the 1998 Purchased Companies. The Convertible Notes, which bear interest at rates ranging from six to eight percent, include provisions that allow conversion into shares of the Company's Common Stock beginning on the first anniversary date of the Convertible Notes (the "Conversion Date") at conversion prices ranging from $10.78 to $15.86 per share. If the Convertible Notes are not converted they become due and payable on their second anniversary. At the Company's option, Convertible Notes may be prepaid at any time following the Conversion Date.

4. CAPITAL STOCK

  On March 25, 1997, PalEx completed the Offering, which involved the sale by PalEx of 3,000,000 shares of Common Stock at a price to the public of $7.50 per share. The net proceeds to PalEx from the Offering (after deducting underwriting discounts, commissions and offering expenses) were approximately $20.1 million. Of this amount, $3.4 million was used to pay the cash portion of the purchase prices relating to the acquisitions of the Founding Companies with the remainder being used to pay certain indebtedness of the Founding Companies. On April 22, 1997, the Company sold an additional 450,000 shares of Common Stock at a price to the public of $7.50 per share (generating net proceeds to the Company of approximately $3.1 million after underwriting discounts and commissions) pursuant to an over-allotment option granted by the Company to the underwriters in connection with the Offering. The net proceeds from the sale of the additional shares were used to pay certain indebtedness of the Company.

  The shares outstanding as of December 27, 1998 and March 28, 1999 include as common stock equivalents shares of the Company's Canadian subsidiary which are convertible on a share for share basis into common stock of the Company.

  On September 30, 1998, the Company issued a warrant for the purchase of up to 250,000 shares of its Common Stock for professional advisory services at an exercise price of $11.375 per share. The warrant may be exercised in whole or in part upon the consummation of certain defined transactions, including, without limitation, the merger of PalEx with IFCO (see Note 9) and expires in May 2005. None of the defined transactions had occurred as of March 28, 1999.

5. EARNINGS PER SHARE

  Net income per share - basic for the three month period ended March 29, 1998 was computed using 17,920,864 shares (the shares attributable to the Founding Companies, the Pooled and the 1998 Pooled Companies, the shares issued pursuant to the Offering and the over-allotment option, the shares issued to Main Street Capital Partners, L.P. and PalEx management, the shares issued to the profit sharing plans of the Founding Companies and the weighted average shares issued to those companies acquired as purchases). Net income per share - basic for the three month period ended March 28, 1999 was computed using 20,291,619 shares (the shares attributable to the Founding Companies, the Pooled Companies, the 1998 Purchased Companies and the 1998 Pooled Companies, the shares issued pursuant to the Offering and the over-allotment option, the shares issued to Main Street Capital Partners, L.P. and PalEx management, the shares issued to the profit sharing plans of the Founding Companies and the weighted average shares issued in connection with the exercise of stock options). The shares used in computing net income per share-diluted also include the effect of unexercised stock options under the treasury method and considered the dilutive effect of subordinated convertible notes.

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

  The Company files a consolidated federal income tax return which includes the operations of the Founding, Pooled, 1998 Pooled, and Purchased Companies for periods subsequent to their respective acquisitions. Each of the Companies has or will file a "short period" federal income tax return through their respective acquisition dates.

7. COMMITMENTS AND CONTINGENCIES

Potential Environmental Liabilities

  In February 1998, the Company acquired DSF, a steel drum reconditioning company with a facility in Zellwood, Florida. DSF is a wholly-owned subsidiary of PalEx Container Systems, Inc., a wholly owned subsidiary of the Company ("PCS"). In 1982, DSF was notified by the U.S. Environmental Protection Agency (the "EPA") and the Florida Department of Environmental Regulation (the "DER") that they believed that DSF might be a potentially responsible party ("PRP") regarding the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the DER discovered arsenic contamination in a shallow monitoring well adjacent to it. The DSF facility is a portion of the 57 acres constituting the Zellwood Site. The Company believes that DSF and its former shareholders were among approximately 25 entities and individuals identified as PRPs by the EPA.

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

  DSF and several other PRPs are currently negotiating with the EPA to settle the Zellwood Suit. DSF intends to vigorously defend the Zellwood Suit and pursue its insurance coverage with respect to losses and expenses incurred in connection with the Zellwood Site. Although there can be no assurance as to any ultimate liability of DSF under the Zellwood Suit, the amount of recoveries from other PRPs or the insurance coverage, or the amount of insurance recoveries, the Company's management believes that DSF's insurance coverage, recoveries from other PRPs and the obligations of DSF's former shareholders will be adequate to cover any liability or expenses of DSF arising from the Zellwood Suit. The accompanying consolidated balance sheet as of March 28, 1999 includes a $2.0 million receivable from a former shareholder of DSF and a corresponding amount in other long-term liabilities.

  In November 1998, Container Services Company ("CSC"), a subsidiary of PCS which acquired CDR, received notice from the EPA that it had been identified as a de minimis PRP with respect to the Casmalia Disposal Site in Santa Barbara County, California ("Casmalia Site").

     The Casmalia Site was a licensed hazardous waste disposal facility from 1974 to 1989. In 1989, the EPA refused to reissue Casmalia's Resource Conservation and Recovery Act permit on the grounds that the operator of the site was in violation of its preexisting permit and other environmental laws and regulations. As a result of the owner/operator abandoning efforts to properly close and clean up the site, the EPA took emergency action. There are (according to EPA estimates) approximately 10,000 generators who legally sent approximately
4.5 billion pounds of waste to the Casmalia Site. EPA estimates that the clean up of this site will cost approximately $500 million and will take over 30 years to complete.

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

     Based on CSC's alleged contribution of waste to the Casmalia Site, the EPA has offered to settle its claims against CSC for approximately $300,000, which represents a 100% premium over EPA's estimate of CSC's proportionate share of the estimated clean up costs. In return for settlement, CSC will be granted contribution protection against lawsuits by other PRPs who contributed waste to the Casmalia Site. CSC is currently reviewing the EPA's settlement offer and estimates of CSC's contribution of waste to the site. In addition, CSC has joined a joint defense group of over 140 other de minimis PRPs for the primary purpose of negotiating a reduction in, and the terms of, the EPA's settlement offer. The Company has included such settlement amount in accrued expenses in the accompanying consolidated balance sheet as of March 28, 1999.

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

  The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $0.6 million and $1.2 million for the three month periods ended March 29, 1998 and March 28, 1999, respectively.

8. BUSINESS SEGMENTS

  The Company has two business segments, one operating in the pallet industry and the other in the steel drum reconditioning industry. The pallet segment produces, recycles, sells, repairs, leases and retrieves wooden pallets in the United States and Canada primarily for use in agricultural and industrial markets. The drum segment reconditions steel drums in the United States primarily for use in agricultural and industrial markets. There were no significant intercompany sales between the two segments for the three month periods ended March 29, 1998 and March 28, 1999.

  The Company's business segments are managed separately because they require different technology and marketing strategies. The accounting policies for the segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements of PalEx, Inc. and Subsidiaries as filed with the Securities and Exchange Commission with the Company's Form 10-K on March 29, 1999.

  The Company evaluates the performance of its reportable segments based on income before corporate overhead charges, interest expense, non-recurring expenses, goodwill amortization and income taxes.


                                                               Three Month Period Ended
                                          -------------------------------------------------------------------
                                                   March 29, 1998                    March 28, 1999
                                          --------------------------------  ---------------------------------
                                          Pallet     Drum    Consolidated    Pallet     Drum    Consolidated
                                          -------  --------  -------------  --------  --------  -------------
Revenues                                  $51,953  $17,017   $68,970        $71,928   $24,460   $96,388
                                          =======  =======   =======        =======   =======   =======
Earnings contribution                     $ 4,533  $  (552)  $ 3,981        $ 7,376   $ 2,702   $10,078
                                          =======  =======                  =======   =======
Corporate expenses                                              (674)                            (1,564)
Interest expense                                                (937)                            (3,540)
Amortization of goodwill                                        (342)                            (1,085)
Other income (expense)                                             7                               (191)
                                                             -------                            -------
Income before provision for income taxes                     $ 2,035                            $ 3,698
                                                             =======                            =======



  Earnings contribution for the drum segment for the three month period ended March 29, 1998 includes charges of approximately $1.7 million for investment advisory fees related to the acquisition of one of the 1998 Pooled Companies and compensation differential (the difference between previous owners' and officers' compensation before the acquisitions and the amounts to which they have contractually agreed) of approximately $1.1 million incurred in conjunction with the acquisition of Acme and Western.

9.   PENDING MERGER

  On March 30, 1999, PalEx entered into a definitive merger agreement with International Food Container Organization ("IFCO") to merge their businesses. The combined entity, to be named IFCO Systems, will include IFCO's European, U.S., Asian and Latin American returnable packaging operations and PalEx's North American pallet and industrial container operations. Under the terms of the agreement, PalEx will merge into a new subsidiary of IFCO Systems. The outstanding shares of PalEx's common stock will be exchanged for common stock of IFCO Systems representing between 32 percent and 35 percent of its outstanding shares. The remaining shares of IFCO Systems will be owned by Schoeller Packaging Systems. A subsidiary of General Electric Company will own a note convertible into shares of IFCO Systems. The merger will occur concurrently with an initial public offering of shares in IFCO Systems. The closing of the merger is subject to the approval of shareholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, completion of the initial public offering of IFCO Systems and other customary conditions. The transaction is expected to be completed in the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto which are included in the Company's Form 10-K. Statements contained in this discussion regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. The forward-looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the availability of attractive acquisition opportunities, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions, the Company's ability to grow internally through expansion of services and customer bases and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors discussed in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

  The results of operations for the periods presented include Fraser, the Pooled Companies and the 1998 Pooled Companies. In addition, those companies acquired as purchases are included from their respective dates of acquisition.

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

THREE MONTH PERIODS ENDED MARCH 29, 1998 AND MARCH 28, 1999

  The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):


                                                                            Three Month Period Ended
                                                          -------------------------------------------------------------
                                                                  March 29, 1998                 March 28, 1999
                                                          ------------------------------  -----------------------------
Revenues................................................  $68,970          100.0%         $96,388        100.0%
Cost of goods sold......................................   56,370           81.7           77,392         80.3
                                                          -------          -----          -------        -----
Gross profit............................................   12,600           18.3           18,996         19.7
Selling, general and administrative expenses............    6,580            9.5           10,482         10.9
Goodwill amortization..................................      342             .5            1,085          1.1
Pooling expenses........................................    1,651            2.4                -            -
Compensation differential...............................    1,062            1.5                -            -
                                                          -------          -----          -------        -----
Income from operations..................................    2,965            4.4            7,429          7.7
Interest expense........................................     (937)          (1.4)          (3,540)        (3.7)
Other income (expense), net.............................        7              -             (191)         (.2)
                                                          -------          -----          -------        -----
Income before income taxes..............................    2,035            3.0            3,698          3.8
Provision for income taxes..............................      875            1.3            1,705          1.7
                                                          -------          -----          -------        -----
Net income..............................................  $ 1,160            1.7%         $ 1,993          2.1%
                                                          =======          =====          =======        =====


  Revenues increased 39.8% from approximately $69.0 million in the three month period ended March 29, 1998 to approximately $96.4 million in the three month period ended March 28, 1999. On April 29, 1998, the Company notified its largest customer, CHEP USA ("CHEP"), that PalEx was terminating all existing agreements with CHEP. Effective that date, the Company ceased supplying CHEP with new pallets and provided advance notice (generally, ten to sixty days) under contractual arrangements to discontinue repair and depot services to CHEP. The termination of the Company's relationship affected certain of the Company's facilities in the southeastern and western United States. Revenues related to CHEP sales for the three month period ended March 29, 1998 were approximately $14.3 million. The increase in revenues for the three month period ended March 28, 1999 over the same period in 1998 attributable to the Purchased Companies was approximately $36.4 million. The increase attributable to the Pooled and 1998 Pooled Companies was approximately $5.3 million.

  Unit sales of new pallets increased from approximately 3.6 million units for the three month period ended March 29, 1998 to approximately 4.2 million units for the three month period ended March 28, 1999. Unit sales of repaired and used pallets increased from approximately 2.5 million units for the three month period ended March 29, 1998 to approximately 3.4 million units for the three month period ended March 28, 1999. Unit sales of new and used pallets exclude products sold to CHEP in all periods. Unit sales of agricultural harvesting boxes and specialty bins were approximately 300,000 units for the three month period ended March 29, 1998 and approximately 200,000 units for the three month period ended March 28, 1999. The decrease in unit sales of harvesting boxes and specialty bins is attributed to lower demand and a delay in the start of the crating season. Unit sales of reconditioned drums were approximately 1.2 million units for the three month period ended March 29, 1998 and approximately 1.1 million units for the three month period ended March 28, 1999. The decrease in drum unit sales is due primarily to a reduction in lower unit margin business.

  Gross profit increased from approximately $12.6 million for the three month period ended March 29, 1998 to approximately $19.0 million for the three month period ended March 28, 1999, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues increased from 18.3% for the three month period ended March 29, 1998 to 19.7% for the three month period ended March 28, 1999, primarily due to higher margins from recycled pallet sales. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, continued changes to product mix and changes in raw material costs.

  Selling, general and administrative expenses increased from approximately $6.6 million, or 9.5% of revenues, in the three month period ended March 29, 1998 to $10.5 million, or 10.9% of revenues, in the three month period ended March 28, 1999. This increase is generally attributable to the Purchased Companies acquired subsequent to March 29, 1998 and to the Company's efforts of organizing and building its regional operating structure.

  The results of operations for the three month period ended March 29, 1998 include approximately $1.7 million and $1.1 million for pooling expenses and compensation differential, respectively, related to the acquisition of Acme and Western.

  Goodwill amortization increased from approximately $0.3 million for the three month period ended March 29, 1998 to approximately $1.1 million for the three month period ended March 28, 1999. This increase was due to the additional companies acquired as purchases.

  Interest expense increased from approximately $0.9 million for the three month period ended March 29, 1998 to approximately $3.5 million for the three month period ended March 28, 1999, primarily as a result of the additional borrowings related to the acquisitions of the 1998 Purchased Companies.

  As a result of the foregoing, net income increased from approximately $1.2 million for the three month period ended March 29, 1998 to approximately $2.0 million for the three month period ended March 28, 1999.

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

  On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998, September 3, 1998, November 10, 1998, December 28, 1998 and May 10, 1999 (collectively, the "Amended Credit Facility"). The Amended Credit Facility provides the Company with a revolving line of credit of up to $150.0 million, which may be used for general corporate purposes, including acquisitions, the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. The Amended Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on the earlier of September 30, 1999 or a change in control, which will occur upon consummation of the pending merger with IFCO, which is expected to close in the third quarter of 1999 and which is described below.

  The Company is pursuing additional debt financing and a refinancing of the Amended Credit Facility both independent of and in conjunction with the pending merger, as discussed below, with IFCO. However, there can be no assurance that the Company will be able to obtain additional financing or refinance the Amended Credit Facility or that any additional financing or refinancing will be on terms that are as favorable to the Company as the Amended Credit Facility. The Company's failure to obtain additional financing or refinance the Amended Credit Facility before September 30, 1999, or any additional financing or new financing obtained by the Company on terms that are materially less favorable than those of the Amended Credit Facility, could have a material adverse effect on the Company's results of operations and financial condition.

  Advances under the Amended Credit Facility bear interest at Bank One's base interest rate, as defined, plus a margin of 50 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. At the Company's option, such advances may bear interest based on a designated LIBOR plus a margin of 275 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. Commitment fees of 50 basis points are payable on the unused portion of the line of credit through March 31, 1999 and increase by 50 basis points on that date and each quarter until maturity. The Amended Credit Facility contains a limit for standby letters of credit of up to $10.0 million. There were letter of credit commitments of approximately $3.0 million outstanding under the Amended Credit Facility as of March 28, 1999.

  The Amended Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with certain financial covenants including consolidated net worth, fixed charge coverage, and funded debt and senior debt to earnings before interest, taxes, depreciation and amortization ratios. The approximate level of borrowings available under the Amended Credit Facility as of March 28, 1999 was $3.5 million. The Amended Credit Facility is secured by a lien on the real and tangible personal property of the Company, as defined, a pledge of the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary. The amounts due under the Amended Credit Facility are also guaranteed by the Company's U.S. subsidiaries.

  The Company issued approximately $10.0 million in subordinated convertible notes payable (the "Convertible Notes") to certain former owners of the 1998 Purchased Companies. The Convertible Notes, which bear interest at rates ranging from six to eight percent, include provisions that allow conversion into shares of the Company's Common Stock beginning on the first anniversary date of the Convertible Notes (the "Conversion Date") at conversion prices ranging from $10.78 to $15.86 per share. If the Convertible Notes are not converted they become due and payable on their second anniversary. At the Company's option, the Convertible Notes may be prepaid at any time following the Conversion Date.

Pending Merger

  On March 30, 1999, PalEx entered into a definitive merger agreement with International Food Container Organization ("IFCO") to merge their businesses. The combined entity, to be named IFCO Systems, will include IFCO's European, U.S., Asian and Latin American returnable packaging operations and PalEx's North American pallet and industrial container operations. Under the terms of the agreement, PalEx will merge into a new subsidiary of IFCO Systems. The outstanding shares of PalEx's common stock will be exchanged for common stock of IFCO Systems representing between 32 percent and 35 percent of its outstanding shares. The remaining shares of IFCO Systems will be owned by Schoeller Packaging Systems. A subsidiary of General Electric Company will own a note convertible into shares of IFCO Systems. The merger will occur concurrently with an initial public offering of shares in IFCO Systems. The closing of the merger is subject to the approval of shareholders, expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Act, completion of the initial public offering of IFCO Systems and other customary conditions. The transaction is expected to be completed in the third quarter of 1999.


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

     The Company has conducted an evaluation of the actions necessary in order to ensure that its computer systems will be able to function without disruption with respect to the application of dating systems in the year 2000. The majority of the Company's information technology software with potential year 2000 concerns was licensed from vendors that have either changed their product to remove the effects of the Year 2000 Issue or have committed to have the necessary changes made during 1999. Reviews and inquiries concerning software used in the operation of the Company's manufacturing equipment have been conducted as well. The Company's operating businesses do not require extensive systems-oriented applications. The pallet manufacturing business consists of harvesting, transporting, cutting, assembling and delivering finished wood products. The drum reconditioning business consists of collecting, reconditioning and delivering empty steel containers. Isolated microprocessor-driven manufacturing equipment involved in the pallet manufacturing and drum reconditioning processes have either been conformed to year 2000 standards or are scheduled for conformity by the vendor in 1999. The Company is unaware of any material disruptions to its manufacturing operations that could occur because of year 2000 problems. The Company is also unaware of any exposure to contingencies related to the Year 2000 Issue for the products it has sold in the past. The Company does not anticipate the loss of any revenues due to the Year 2000 Issue.

     As a result of its evaluations of the Year 2000 Issue, the Company is engaged in the process of upgrading and replacing certain information and other computer systems in order to be able to operate without disruption after 1999. The Company's remedial actions are scheduled to be completed during the second and third quarters of 1999. Based upon information currently available, the Company does not anticipate that the costs of its remedial actions will exceed $250,000. The Company incurred costs as of December 27, 1998 of less than $50,000 for remediation of the Year 2000 Issue. The Company does not have a formal contingency plan, but believes it will be able to create one in the second or third quarter of 1999, if it is determined that any systems are at risk of being year 2000 non-compliant. However, the Company can not assure you that the remedial actions being implemented will be completed by the time necessary to avoid year 2000 problems or that the cost, which is based on the Company's estimates, will not be material. Although the Company is assessing the reliability of their year 2000 compliance, disruptions of the computer systems of banks, vendors, customers or other third parties, whose systems are outside the Company's control, could impair the Company's ability to obtain necessary raw materials or to sell to or service its customers. Disruption of the Company's computer systems, or the computer systems of its banks, vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the Company's financial condition and results of operations.

                                  PALEX, INC.

                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company has from time to time been a party to litigation arising in the normal course of business. Most of that litigation involves claims for personal injury or property damage incurred in connection with the Company's operations. The Company believes that none of these actions will have a material adverse effect on its financial condition or results of operations.

  Zellwood Superfund Site. In February 1998, the Company acquired DSF, a steel drum reconditioning company with a facility in Zellwood, Florida. DSF is a wholly owned subsidiary of PalEx Container Systems, Inc., a wholly owned subsidiary of the Company ("PCS"). In 1982, DSF was notified by the EPA and the Florida Department of Environmental Regulation ("DER") that DSF had been identified as a potentially responsible party ("PRP") with respect to the Zellwood Groundwater Contamination Site in Orange County, Florida (the "Zellwood Site"). The Zellwood Site was designated a "Superfund" environmental clean-up site after the DER discovered arsenic contamination in a shallow monitoring well adjacent to the site. The DSF facility is located on a portion of the 57 acres constituting the Zellwood Site. We believe that DSF and its former shareholders were among approximately 25 entities and individuals identified as PRPs by the EPA.

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

  DSF has maintained comprehensive general liability insurance coverage over the past 25 years and has notified various insurers of the EPA's claims regarding the Zellwood Site. A number of those relevant insurance policies did not contain an exclusion for environmental contamination. DSF has notified the insurers that issued these policies of the EPA's claims regarding the Zellwood Site and the commencement of the lawsuit. In 1992, DSF settled a claim with one insurer for an amount that covered a substantial portion of the costs DSF had incurred at that time in dealing with the EPA and the DER. DSF has identified other umbrella liability policies for which coverage may also be available and has been approached by the insurer under two of those policies seeking a settlement. In addition, the former shareholders of DSF have agreed with DSF and us to bear liabilities and expenses with respect to the Zellwood Site, to the extent such liabilities and expenses exceed our insurance recoveries.

  DSF and several other PRPs are currently negotiating with the EPA to settle the lawsuit. DSF intends to vigorously defend the lawsuit and pursue its insurance coverage with respect to losses and expenses incurred in connection with the Zellwood Site. Although there can be no assurance as to any ultimate liability of DSF under the EPA's lawsuit, the amount of recoveries from other PRPs or the insurance coverage, or the amount of insurance recoveries, the Company's management believes that DSF's insurance coverage, recoveries from other PRPs and the obligations of DSF's former shareholders will be adequate to cover any liability or expenses of DSF arising from the lawsuit. The Company will continue to determine the availability of additional insurance coverage for this matter.

  Casmalia Site. In November 1998, Container Services Company ("CSC"), a subsidiary of PCS, which acquired CDR, received notice from the EPA that it had been identified as a de minimis PRP with respect to the Casmalia Disposal Site in Santa Barbara County, California ("Casmalia Site").

  The Casmalia Site was a licensed hazardous waste disposal facility from 1974 to 1989. In 1989, the EPA refused to reissue Casmalia's Resource Conservation and Recovery Act permit on the grounds that the operator of the site was in violation of the preexisting permit and other environmental laws and regulations. As a result of the owner/operator abandoning efforts to properly close and clean up the site, the EPA took emergency action. There are approximately 10,000 generators who legally sent (according to EPA estimates) approximately 4.5 billion pounds of waste to the Casmalia Site. EPA estimates that the clean up of this site will cost approximately $500 million and will take over 30 years to complete.

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

  Based on CSC's alleged contribution of waste to the Casmalia Site, the EPA has offered to settle its claims against CSC for approximately $300,000, which represents a 100% premium over EPA's estimate of CSC's proportionate share of the estimated clean up costs. In return for settlement, CSC will be granted contribution protection against lawsuits by other PRPs who contributed waste to the Casmalia Site. CSC is currently reviewing the EPA's settlement offer and estimates of CSC's contribution of waste to the site. In addition, CSC has joined a joint defense group of over 140 other de minimis PRPs for the primary purpose of negotiating a reduction in, and the terms of, the EPA's settlement offer.

OTHER MATTERS

  The Company is involved in various other legal proceedings that have arisen in the ordinary course of business. While it is not possible to predict the outcome of such proceedings with certainty, in the Company's opinion, all such proceedings are either adequately covered by insurance or, if not so covered, should not ultimately result in any liability which would have a material adverse effect on the financial position, liquidity or results of operations of the Company.

ITEM 2. RECENT SALES OF UNREGISTERED SECURITIES

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

    Exhibit
      No
    -------


    27.0  Financial Data Schedule

(b) Reports on Form 8-K

   On April 7, 1999, the Company filed a Current Report on Form 8-K to report the execution of a definitive agreement to merge the Company with International Food Container Organization.

                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                PALEX, INC.

Date: May 12th, 1999            By: /s/ Casey A. Fletcher
                                    -----------------------------------------
                                    Casey A. Fletcher
                                    Chief Accounting Officer