Form 10-Q
period 1999-06-27
PALEX INC
filed 1999-08-11
CIK 1029448

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING JUNE 27, 1999

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

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at August 9, 1999 was 19,578,609.

                             PALEX, INC. FORM 10-Q

                 FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1999

                                     INDEX

                        Part I -- Financial Information

Item 1 -- Financial Statements

General Information...................................................................................        3

Consolidated Balance Sheets -- PalEx, Inc. and Subsidiaries as of December 27, 1998
 and June 27, 1999....................................................................................        5

Consolidated Statements of Income -- PalEx, Inc. and Subsidiaries for the Three and Six Month Periods
 Ended June 28, 1998 and June 27, 1999................................................................        6

Consolidated Statements of Comprehensive Income -- PalEx, Inc. and Subsidiaries for the Three and
 Six Month Periods Ended June 28, 1998 and June 27, 1999..............................................        7

Consolidated Statement of Changes in Stockholders' Equity -- PalEx, Inc. and Subsidiaries for the Six
 Month Period Ended June 27, 1999.....................................................................        8

Consolidated Statements of Cash Flows -- PalEx, Inc. and Subsidiaries for the Six Month Periods Ended
 June 28, 1998 and June 27, 1999......................................................................        9

Notes to the Consolidated Financial Statements........................................................       10

Item 2 -- Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................................................       16

                                    Part II -- Other Information

Item 6 -- Exhibits and Reports on Form 8-K............................................................       23

Signature.............................................................................................       24

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

  During fiscal 1998, the Company acquired 19 additional companies, four of which, Acme Barrel Company, Inc. ("Acme"), Drum Service Co. of Florida ("DSF"), Consolidated Container Corporation ("CCC") and Western Container, LLC ("Western"), were accounted for as poolings-of-interests (the "1998 Pooled Companies"). The other fifteen companies, Consolidated Drum Reconditioning, Inc. ("CDR"), American Pallet Recyclers ("APR"), Capital Pallet Company ("Capital"), Pallet Outlet Company, Inc. ("POC"), Southern Pallet Company ("Southern"), Shipshewana Pallet Co., Inc. ("Shipshewana"), Gilbert Lumber, Inc. ("Gilbert"), Valley Pallets, Inc. ("Valley"), Duckert Pallet Co., Inc. ("Duckert"), Continental Pallet Company ("Continental"), Isaacson Lumber Company ("Isaacson"), McCook Drum & Barrel Co., Inc. ("McCook"), Superior Management Group Corporation ("SMG"), Charlotte Steel Drum Corporation ("CSD") and Atlas Container Company, Inc. ("Atlas") were accounted for as purchases (the "1998 Purchased Companies" and, together with Summers, the "Purchased Companies"). Eight of the 19 companies acquired after fiscal 1997 are engaged in the reconditioning and rebuilding of industrial steel containers. SMG is engaged in the rental, sale, repair and retrieval of pallets in Canada.

 The Company made no acquisitions during the six month period ended June 27, 1999.

  On March 30, 1999, PalEx entered into a definitive merger agreement with International Food Container Organization ("IFCO") to merge their businesses. The combined entity, to be named IFCO Systems, will include IFCO's European, U.S., Asian and Latin American returnable packaging operations and PalEx's North American pallet and industrial container operations. Under the terms of the agreement, PalEx will merge into a new subsidiary of IFCO Systems. The outstanding shares of PalEx's common stock will be exchanged for common stock of IFCO Systems representing between 32 percent and 35 percent of its outstanding shares. At the time of the merger and immediately before the initial public offering, the shares of IFCO Systems that are not owned by PalEx's shareholders will be owned by Schoeller Packaging Systems. A subsidiary of General Electric Company will own a debenture convertible into shares of IFCO Systems. The merger will occur concurrently with an initial public offering of shares in IFCO Systems. The closing of the merger is subject to the approval of shareholders, completion of the initial public offering of IFCO Systems and other customary conditions. The transaction is expected to be completed in the fourth quarter of 1999.

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

                         PALEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                           December 27,    June  27,
                                                                               1998           1999
                                                                           -------------  ------------
                                                                                          (Unaudited)
                              ASSETS
CURRENT ASSETS:
Cash and cash equivalents................................................      $  4,157      $  5,496
Accounts receivable, net of allowance of $1,616 and $1,315...............        44,543        49,861
Inventories..............................................................        29,986        25,809
Deferred income taxes....................................................         2,105         2,105
Prepaid expenses and other current assets................................         4,427         6,608
                                                                               --------      --------
  Total current assets...................................................        85,218        89,879

PROPERTY, PLANT AND EQUIPMENT, net.......................................        75,724        75,640
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated amortization
 of $4,648 and $7,013....................................................       128,568       127,057
OTHER ASSETS.............................................................         2,928         2,770
                                                                               --------      --------
  Total assets...........................................................      $292,438      $295,346
                                                                               ========      ========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt.....................................      $  1,960      $134,509
Current maturities of convertible notes payable to related parties.......             -         8,424
Bank overdraft...........................................................         8,407         8,854
Accounts payable.........................................................         9,004        10,325
Accrued expenses.........................................................        10,646        11,941
Income taxes payable.....................................................           529         1,182
                                                                               --------      --------
  Total current liabilities..............................................        30,546       175,235

LONG-TERM DEBT, net of current maturities................................       143,902         2,239
CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, net of current maturities..         9,910         1,588
DEFERRED INCOME TAXES....................................................         5,350         6,298
FOREIGN DEFERRED INCOME TAXES............................................         3,957         3,957
OTHER LONG-TERM LIABILITIES..............................................         3,493         3,338
COMMITMENTS AND CONTINGENCIES............................................             -             -

STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares
 issued..................................................................             -             -
Common stock, $.01 par value, 30,000,000 shares authorized, 20,289,091
 and 20,299,341 outstanding..............................................           203           203
Additional paid-in capital...............................................        79,030        79,107
Unearned compensation....................................................        (1,770)       (1,770)
Accumulated other comprehensive (loss) income:
    Foreign currency translation adjustment..............................          (623)        1,114
Retained earnings........................................................        18,440        24,037
                                                                               --------      --------
                                                                                 95,280       102,691
                                                                               --------      --------
  Total liabilities and stockholders' equity.............................      $292,438      $295,346
                                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                       Three Month Period Ended         Six Month Period Ended
                                                    -------------------------------  ----------------------------
                                                    June 28, 1998    June 27, 1999   June 28, 1998  June 27, 1999
                                                    --------------  ---------------  -------------  -------------
REVENUES..........................................    $    83,362      $   100,926    $   152,332    $   197,314
COST OF GOODS SOLD................................         67,093           78,522        123,463        155,914
INVENTORY VALUATION ADJUSTMENT....................          2,183               --          2,183             --
                                                      -----------      -----------    -----------    -----------
      Gross profit................................         14,086           22,404         26,686         41,400
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES......          8,463           11,056         15,043         21,534
POOLING EXPENSES..................................            190               --          1,841             --
COMPENSATION DIFFERENTIAL.........................             --               --          1,062             --
AMORTIZATION OF GOODWILL AND OTHER
 INTANGIBLE ASSETS................................            785            1,182          1,222          2,357
RESTRUCTURING CHARGE..............................          2,834               --          2,834             --
                                                      -----------      -----------    -----------    -----------
      Income from operations......................          1,814           10,166          4,684         17,509
INTEREST EXPENSE..................................         (1,960)          (3,663)        (2,897)        (7,203)
OTHER INCOME, NET.................................            440              260            542            155
                                                      -----------      -----------    -----------    -----------
INCOME BEFORE INCOME TAXES........................            294            6,763          2,329         10,461
PROVISION FOR INCOME TAXES........................            125            3,159          1,000          4,864
                                                      -----------      -----------    -----------    -----------
NET INCOME........................................    $       169      $     3,604    $     1,329    $     5,597
                                                      ===========      ===========    ===========    ===========
NET INCOME PER SHARE-BASIC........................    $       .01      $       .18    $       .07    $       .28
NET INCOME PER SHARE-DILUTED......................    $       .01      $       .18    $       .07    $       .28
Shares used in computing net income per share-
 basic............................................     18,463,796       20,299,341     18,192,330     20,295,494
Shares used in computing net income
 per share-diluted................................     18,813,758       20,301,097     18,603,916     20,302,884

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In Thousands)
                                  (Unaudited)

                                                      Three Month Period Ended       Six Month Period Ended
                                                    ----------------------------   ---------------------------
                                                    June 28, 1998  June 27, 1999   June 28, 1998  June 27,1999
                                                   --------------  -------------   -------------  ------------
Net income........................................           $169         $3,604          $1,329        $5,597
Other comprehensive income:
   Foreign currency translation adjustment........              -          1,016               -         1,737
                                                             ----         ------          ------        ------

Comprehensive income..............................           $169         $4,620          $1,329        $7,334
                                                             ====         ======          ======        ======

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In Thousands)
                                  (Unaudited)


                                            Common Stock                                            Accumulated
                                            ------------      Capital in                               Other          Total
                                                               Excess of    Unearned     Retained  Comprehensive   Stockholders'
                                        Shares       Amount    Par Value  Compensation   Earnings  (Loss) Income      Equity
                                     ------------  ----------  ---------  -------------  --------  --------------  -------------
BALANCE, December 27, 1998.........        20,289        $203    $79,030       $(1,770)   $18,440         $ (623)       $ 95,280
Exercise of stock options..........            10           -         77             -          -              -              77
Foreign currency translation
 adjustment........................             -           -          -             -          -          1,737           1,737

Net income.........................             -           -          -             -      5,597              -           5,597
                                           ------        ----    -------       -------    -------         ------        --------
BALANCE, June 27, 1999.............        20,299        $203    $79,107       $(1,770)   $24,037         $1,114        $102,691
                                           ======        ====    =======       =======    =======         ======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                     Six Month Period Ended
                                                                              ------------------------------------
                                                                                June 28, 1998      June 27, 1999
                                                                              ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.................................................................           $  1,329          $  5,597
 Adjustment to conform fiscal year-end of Pooled Companies..................               (470)                -
 Adjustments to reconcile net income to net cash provided by operating activities -
  Depreciation and amortization.............................................              4,479             7,580
  Deferred income taxes.....................................................                (17)              927
  (Gain) loss on sale of assets.............................................                (25)              125
  Changes in operating assets and liabilities --
     Accounts receivable....................................................             (2,164)           (5,017)
     Inventories............................................................              1,396             4,305
     Prepaid expenses and other current assets..............................             (2,112)           (2,171)
     Accounts payable and accrued expenses..................................              2,983             3,511
     Other assets and liabilities...........................................                (92)             (416)
                                                                                       --------          --------
  Net cash provided by operating activities.................................              5,307            14,441
                                                                                       --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment.................................             (5,680)           (5,186)
 Proceeds from sale of equipment............................................                563               802
 Adjustments to purchase price of certain Purchased Companies...............                  -               219
 Cash paid for business acquisitions, net of cash acquired..................            (49,752)                -
                                                                                       --------          --------
  Net cash used in investing activities.....................................            (54,869)           (4,165)
                                                                                       --------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments on line of credit...........................................             (1,150)                -
 Proceeds from long-term debt...............................................            117,275            19,065
 Payments on long-term debt.................................................            (59,554)          (28,077)
 Net proceeds from exercise of stock options................................                 22                77
 Purchase of minority interest in pooled company............................               (751)                -
                                                                                       --------          --------
  Net cash provided by (used in) financing activities.......................             55,842            (8,935)
                                                                                       --------          --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS................                  -                (2)
                                                                                       --------          --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................................              6,280             1,339
CASH AND CASH EQUIVALENTS -- beginning of period............................              7,448             4,157
                                                                                       --------          --------
CASH AND CASH EQUIVALENTS -- end of period..................................           $ 13,728          $  5,496
                                                                                       ========          ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for --
  Interest..................................................................           $  2,497          $  6,181
  Income taxes..............................................................           $  1,683          $  3,430

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 27, 1999

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

  The Company operates from 69 locations in 23 states and seven Canadian provinces. Its headquarters are in Houston, Texas, with significant manufacturing operations located in Arkansas, California, Florida, Georgia, Illinois, North Carolina, Ohio, Pennsylvania, Texas and Wisconsin and pallet leasing operations in seven Canadian provinces. Sales are made throughout the United States and Canada with significant concentrations in the southeastern, midwestern and western regions of the United States. The Company primarily serves agricultural and industrial customers. Revenues related to agricultural customers are highly seasonal, occurring primarily during the harvesting season.

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

3. LONG TERM DEBT

Amended Credit Facility

  On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998, September 3, 1998, November 10, 1998, December 28, 1998, May 10, 1999 and June 27, 1999 (collectively, the "Amended Credit Facility"). The Amended Credit Facility provides the Company with a revolving line of credit of up to $150.0 million, which may be used for general corporate purposes, including acquisitions, the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. The Amended Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on the earlier of December 31, 1999 or a change of control. Amounts outstanding under the Amended Credit Facility at June 27, 1999 are classified as current liabilities in the accompanying balance sheet.

  The Company is pursuing additional financing and a refinancing of the Amended Credit Facility both independent of and in conjunction with the pending merger with IFCO (see Note 9). However, there can be no assurance that the Company will be able to obtain additional financing or refinance the Amended Credit Facility or that any additional financing or refinancing will be on terms that are as favorable to the Company as the Amended Credit Facility. The Company's failure to obtain additional financing or refinance the Amended Credit Facility before December 31, 1999, or any additional financing or new financing obtained by the Company on terms that are materially less favorable than those of the Amended Credit Facility, could have a material adverse effect on the Company's results of operations and financial condition.

  Advances under the Amended Credit Facility bear interest at Bank One's base interest rate, as defined, plus a margin of 50 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. At the Company's option, such advances may bear interest based on a designated LIBOR plus a margin of 275 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. Commitment fees of 50 basis points are payable on the unused portion of the line of credit through March 31, 1999 and increase by 50 basis points on that date and each quarter until maturity. The Amended Credit Facility contains a limit for standby letters of credit of up to $10.0 million. There were letter of credit commitments of approximately $3.9 million outstanding under the Amended Credit Facility as of June 27, 1999. The Amended Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with certain financial covenants including consolidated net worth, fixed charge coverage, and funded debt and senior debt to earnings before interest, taxes, depreciation and amortization ratios. The approximate level of borrowings available under the Amended Credit Facility as of June 27, 1999 was $13.6 million. The Amended Credit Facility is secured by a lien on the real and tangible personal property of the Company, as defined, a pledge of the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary. The amounts due under the Amended Credit Facility are also guaranteed by the Company's U.S. subsidiaries.

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

  The shares outstanding as of December 27, 1998 and June 27, 1999 include as common stock equivalents those shares of the Company's Canadian subsidiary which are convertible on a share for share basis into the common stock of the Company.

  On September 30, 1998, the Company issued a warrant for the purchase of up to 250,000 shares of its Common Stock for professional advisory services at an exercise price of $11.375 per share. The warrant may be exercised in whole or in part upon the consummation of certain defined transactions, including, without limitation, the merger of PalEx with IFCO (see Note 9) and expires in May 2005. During 1999, this agreement was modified to also provide for the issuance of 200,000 shares of the Company's common stock if certain criteria are met upon the closing of the merger between PalEx and IFCO. None of the defined transactions had occurred as of June 27, 1999.

5. EARNINGS PER SHARE

  Net income per share - basic for the three and six month periods ended June 28, 1998 was computed using 18,463,796 and 18,192,330 shares, respectively (the shares attributable to the Founding Companies, the Pooled and the 1998 Pooled Companies, the shares issued pursuant to the Offering and the over-allotment option, the shares issued to Main Street Capital Partners, L.P. and PalEx management, the shares issued to the profit sharing plans of the Founding Companies, the shares of the Company's Canadian subsidiary convertible on a share for share basis into the common stock of the Company and the weighted average shares issued for those companies acquired as purchases). Net income per share -basic for the three and six month periods ended June 27, 1999 was computed using 20,299,341 shares and 20,295,494 shares, respectively (the shares attributable to the Founding Companies, the Pooled Companies, the 1998 Purchased Companies and the 1998 Pooled Companies, the shares issued pursuant to the Offering and the over-allotment option, the shares issued to Main Street Capital Partners, L.P. and PalEx management, the shares issued to the profit sharing plans of the Founding Companies, and the weighted average shares issued in connection with the exercise of stock options). The shares used in computing net income per share - diluted also include the effect of unexercised stock options under the treasury method and considered the dilutive effect of subordinated convertible notes.

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

     The Company is self-insured for certain medical claims up to $50,000 per person per year and is self-insured for workers compensation claims up to $250,000 per person per year. Provisions for expected future payments are accrued and are based on the Company's estimate of its aggregate liability for all open and unreported claims.

Operating Lease Agreements

  The Company conducts a portion of its operations and warehouses certain of its products in leased facilities under leases accounted for as operating leases.

  The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $1.3 million and $2.6 million for the six-month periods ended June 28, 1998 and June 27, 1999, respectively.

8. BUSINESS SEGMENTS

  The Company has two business segments, one operating in the pallet industry and the other in the steel drum reconditioning industry. The pallet segment produces, recycles, sells, repairs, leases and retrieves wooden pallets in the United States and Canada primarily for use in agricultural and industrial markets. The drum segment reconditions steel drums in the United States primarily for use in agricultural and industrial markets. There were no significant intercompany sales between the two segments for the six month periods ended June 28, 1998 and June 27, 1999.

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


                                                               Three Month Period Ended
                                                               ------------------------
                                                   June 28, 1998                     June 27, 1999
                                                 -----------------                 -----------------
                                          Pallet    Drum    Consolidated    Pallet     Drum    Consolidated
                                          ------    ----    ------------    ------     ----    ------------
Revenues                                  $60,489  $22,873       $83,362    $73,237   $27,689      $100,926
                                          =======  =======       =======   ========  ========      ========
Earnings contribution                     $ 3,084  $ 3,656       $ 6,740    $ 8,639   $ 4,429      $ 13,068
                                          =======  =======                 ========  ========
Corporate expenses                                                (1,307)                            (1,720)
Interest expense                                                  (1,960)                            (3,663)
Amortization of goodwill and other
   intangible assets                                                (785)                            (1,182)
Restructuring charge                                              (2,834)                                 -
Other income                                                         440                                260
                                                                 -------                           --------
Income before income taxes                                       $   294                           $  6,763
                                                                 =======                           ========

                                                                Six Month Period Ended
                                                                ----------------------
                                                   June 28, 1998                      June 27, 1999
                                                 ----------------                   -----------------
                                           Pallet    Drum    Consolidated    Pallet     Drum    Consolidated
                                           ------    ----    ------------    ------     ----    ------------
Revenues                                  $112,442  $39,890      $152,332   $145,165   $52,149      $197,314
                                          ========  =======      ========   ========  ========      ========
Earnings contribution                     $  7,617  $ 3,180      $ 10,797   $ 16,019   $ 7,131      $ 23,150
                                          ========  =======                 ========  ========
Corporate expenses                                                 (2,057)                            (3,284)
Interest expense                                                   (2,897)                            (7,203)
Amortization of goodwill and other
   intangible assets                                               (1,222)                            (2,357)
Restructuring charge                                               (2,834)                                 -
Other income                                                          542                                155
                                                                 --------                           --------
Income before income taxes                                       $  2,329                           $ 10,461
                                                                 ========                           ========

  Earnings contribution for the Drum segment for the six month period ended June 28, 1998 includes charges of approximately $1.8 million for investment advisory fees related to the acquisition of one of the 1998 Pooled Companies and compensation differential (the difference between previous owners' and officers' compensation before the acquisitions and the amounts to which they have contractually agreed) of approximately $1.1 million incurred in conjunction with the acquisition of Acme and Western. There were no pooling expenses for the three and six month periods ended June 27, 1999. Pooling expenses for the three month period ended June 28, 1998 were approximately $190,000.

  Earnings contribution for the Pallet segment for the three and six month periods ended June 28, 1998 include an inventory valuation adjustment of $2,183,000, resulting from the termination of the business relationship with CHEP.

9. PENDING MERGER

  On March 30, 1999, PalEx entered into a definitive merger agreement with International Food Container Organization ("IFCO") to merge their businesses. The combined entity, to be named IFCO Systems, will include IFCO's European, U.S., Asian and Latin American returnable packaging operations and PalEx's North American pallet and industrial container operations. Under the terms of the agreement, PalEx will merge into a new subsidiary of IFCO Systems. The outstanding shares of PalEx's common stock will be exchanged for common stock of IFCO Systems representing between 32 percent and 35 percent of its outstanding shares. A subsidiary of General Electric Company will own a note convertible into shares of IFCO Systems. The merger will occur concurrently with an initial public offering of shares in IFCO Systems. At the time of the merger and immediately before the initial public offering, the shares of IFCO Systems that are not owned by PalEx's shareholders will be owned by Schoeller Packaging Systems. The closing of the merger is subject to the approval of shareholders, completion of the initial public offering of IFCO Systems and other customary conditions. The transaction is expected to be completed in the fourth quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

  The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and related notes thereto which are included in the Company's Form 10-K. Statements contained in this discussion, and elsewhere herein, regarding future financial performance and results and other statements that are not historical facts are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties to the Company, including but not limited to the availability of attractive acquisition opportunities, the ability to consummate transactions on favorable terms, the successful integration and profitable management of acquired businesses, improvement of operating efficiencies, the availability of working capital and financing for future acquisitions and business expansion, the Company's ability to grow internally through expansion of services and customer base and reduction of overhead, conditions in lumber markets, seasonality, weather conditions and other risk factors discussed in the Company's Annual Report on Form 10-K.

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

Three Month Periods Ended June 28, 1998 and June 27, 1999

  The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                            Three Month Period Ended
                                                                            ------------------------
                                                                      June 28, 1998               June 27, 1999
                                                                      -------------               -------------
Revenues................................................         $83,362          100.0%      $100,926           100.0%
Cost of goods sold......................................          67,093           80.5         78,522            77.8
Inventory valuation adjustment..........................           2,183            2.6              -               -
                                                                 -------          -----       --------           -----
Gross profit............................................          14,086           16.9         22,404            22.2
Selling, general and administrative expenses............           8,463           10.2         11,056            11.0
Amortization of goodwill and other intangible assets....             785             .9          1,182             1.1
Pooling expenses........................................             190             .2              -               -
Restructuring charge....................................           2,834            3.4              -               -
                                                                 -------          -----       --------           -----
Income from operations..................................           1,814            2.2         10,166            10.1
Interest expense........................................          (1,960)          (2.4)        (3,663)           (3.7)
Other income, net.......................................             440             .5            260              .3
                                                                 -------          -----       --------           -----
Income before income taxes..............................             294             .3          6,763             6.7
Provision for income taxes..............................             125             .1          3,159             3.1
                                                                 -------          -----       --------           -----
Net income..............................................         $   169             .2%      $  3,604             3.6%
                                                                 =======          =====       ========           =====

  Revenues increased 21.1% from approximately $83.4 million in the three month period ended June 28, 1998 to approximately $100.9 million in the three month period ended June 27, 1999. On April 29, 1998, the Company notified its largest customer, CHEP USA ("CHEP"), that PalEx was terminating all existing agreements with CHEP. Effective that date, the Company ceased supplying CHEP with new pallets and provided advance notice (generally, ten to sixty days) under contractual arrangements to discontinue repair and depot services to CHEP. The termination of the Company's relationship affected certain of the Company's facilities in the southeastern and western United States. Revenues related to CHEP sales for the three month period ended June 28, 1998 were approximately $10.0 million. The increase in revenues for the three month period ended June 27, 1999 compared to the three month period ended June 28, 1998 is primarily attributable to the companies acquired as purchases and sales to new customers that replaced sales previously made to CHEP.

  Gross profit increased from approximately $14.1 million for the three month period ended June 28, 1998 to approximately $22.4 million for the three month period ended June 27, 1999, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues increased from 19.5% (excluding the inventory valuation allowance resulting from the termination of the business relationship with CHEP) for the three-month period ended June 28, 1998 to 22.2% for the three month period ended June 27, 1999, primarily due to improved margins and increased efficiency in new pallet manufacturing. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, continued changes to product mix and changes in raw material costs.

  Selling, general and administrative expenses increased from approximately $8.5 million, or 10.2% of revenues, in the three month period ended June 28, 1998 to $11.1 million, or 11.0% of revenues, in the three month period ended June 27, 1999. This increase is generally attributable to the Purchased Companies acquired subsequent to June 28, 1998 and to the Company's continued efforts of organizing and building its regional operating structure.

  Amortization of goodwill and other intangible assets increased from approximately $0.8 million for the three-month period ended June 28, 1998 to approximately $1.2 million for the three-month period ended June 27, 1999. This increase was due to the additional companies acquired as purchases.

  Interest expense increased from approximately $2.0 million for the three month period ended June 28, 1998 to approximately $3.7 million for the three month period ended June 27, 1999, primarily as a result of the additional borrowings related to the acquisitions of the 1998 Purchased Companies and higher interest rates.

  As a result of the foregoing, net income increased from approximately $0.2 million for the three month period ended June 28, 1998 to approximately $3.6 million for the three month period ended June 27, 1999.

Six Month Periods Ended June 28, 1998 and June 27, 1999

  The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                             Six Month Period Ended
                                                                             ----------------------
                                                                   June 28, 1998                  June 27, 1999
                                                                   -------------                  -------------
Revenues................................................        $152,332          100.0%      $197,314           100.0%
Cost of goods sold......................................         123,463           81.0        155,914            79.0
Inventory valuation adjustment..........................           2,183            1.5              -               -
                                                                --------          -----       --------           -----
Gross profit............................................          26,686           17.5         41,400            21.0
Selling, general and administrative expenses............          15,043            9.9         21,534            10.9
Amortization of goodwill and other intangible assets....           1,222             .8          2,357             1.2
Compensation differential...............................           1,062             .7              -               -
Pooling expenses........................................           1,841            1.2              -               -
Restructuring charge....................................           2,834            1.8              -               -
                                                                --------          -----       --------           -----
Income from operations..................................           4,684            3.1         17,509             8.9
Interest expense........................................          (2,897)          (1.9)        (7,203)           (3.7)
Other income, net.......................................             542             .3            155              .1
                                                                --------          -----       --------           -----
Income before income taxes..............................           2,329            1.5         10,461             5.3
Provision for income taxes..............................           1,000             .6          4,864             2.5
                                                                --------          -----       --------           -----
Net income..............................................        $  1,329             .9%      $  5,597             2.8%
                                                                ========          =====       ========           =====

  Revenues increased 29.5% from approximately $152.3 million in the six month period ended June 28, 1998 to approximately $197.3 million in the six month period ended June 27, 1999. On April 29, 1998, the Company notified its largest customer, CHEP USA ("CHEP"), that PalEx was terminating all existing agreements with CHEP. Effective that date, the Company ceased supplying CHEP with new pallets and provided advance notice (generally, ten to sixty days) under contractual arrangements to discontinue repair and depot services to CHEP. The termination of the Company's relationship affected certain of the Company's facilities in the southeastern and western United States. Revenues related to CHEP sales for the six month period ended June 28, 1998 were approximately $24.3 million. The increase in revenues for the six month period ended June 27, 1999 compared to the six month period ended June 28, 1998 is primarily attributable to the companies acquired as purchases and sales to new customers that replaced sales previously made to CHEP.

  Gross profit increased from approximately $26.7 million for the six month period ended June 28, 1998 to approximately $41.4 million for the six month period ended June 27, 1999, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues increased from 19.0% (excluding the inventory valuation adjustment resulting from the termination of the business relationship with CHEP) for the six-month period ended June 28, 1998 to 21.0% for the six month period ended June 27, 1999, primarily due to higher margins from both recycled pallet sales and new pallet manufacturing. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, continued changes to product mix and changes in raw material costs.

  Selling, general and administrative expenses increased from approximately $15.0 million, or 9.9% of revenues, in the six month period ended June 28, 1998 to $21.5 million, or 10.9% of revenues, in the six month period ended June 27, 1999. This increase is generally attributable to the Purchased Companies acquired subsequent to June 28, 1998 and to the Company's continued efforts in organizing and building its regional operating structure.

  The results of operations for the six month period ended June 28, 1998 include approximately $1.8 million and $1.1 million for pooling expenses and compensation differential, respectively, related to the acquisition of Acme and Western. Restructuring charges relating to the Company's termination of its relationship with CHEP were approximately $2.8 million during the six months ended June 28, 1999.

  Amortization of goodwill and other intangible assets increased from approximately $1.2 million for the six-month period ended June 28, 1998 to approximately $2.4 million for the six-month period ended June 27, 1999. This increase was due to the additional companies acquired as purchases.

  Interest expense increased from approximately $2.9 million for the six month period ended June 28, 1998 to approximately $7.2 million for the six month period ended June 27, 1999, primarily as a result of the additional borrowings related to the acquisitions of the 1998 Purchased Companies and higher interest rates.

  As a result of the foregoing, net income increased from approximately $1.3 million for the six month period ended June 28, 1998 to approximately $5.6 million for the six month period ended June 27, 1999.

Other Data

EBITDA

EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by the Company as follows (amounts in thousands):

                                                       Three Month Period Ended         Six Month Period Ended
                                                       ------------------------         ----------------------
                                                    June 28, 1998    June 27, 1999   June 28, 1998  June 27, 1999
                                                    -------------    -------------   -------------  -------------
Income before income taxes........................         $  169          $ 3,604        $ 1,329        $ 5,597
Provision for income taxes........................            125            3,159          1,000          4,864
Inventory valuation adjustment....................          2,183               --          2,183             --
Pooling expenses..................................            190               --          1,841             --
Compensation differential.........................             --               --          1,062             --
Depreciation and amortization.....................          2,107            3,801          4,479          7,580
Restructuring charge..............................          2,834               --          2,834             --
Interest expense..................................          1,960            3,663          2,897          7,203
                                                           ------          -------        -------        -------
EBITDA............................................         $9,568          $14,227        $17,625        $25,244
                                                           ======          =======        =======        =======

EBITDA as calculated by the Company is not necessarily comparable with similarly-titled measures presented by other companies.

UNIT SALES

  Pro forma unit sales of new pallets increased 17.3% from approximately 4.0 million units for the three month period ended June 28, 1998 to approximately
4.7 million units for the three month period ended June 27, 1999. The increase in pro forma unit sales of new pallets was a result of replacing CHEP sales and the existence of a national contract. Pro forma unit sales of repaired and used pallets increased from approximately 2.9 million units for the three month period ended June 28, 1998 to approximately 4.1 million units for the three month period ended June 27, 1999. The increase in pro forma unit sales of repaired and used pallets resulted from the replacement of CHEP sales. Pro forma unit sales of new and used pallets exclude products sold to CHEP in all periods. Pro forma unit sales of agricultural harvesting boxes and specialty bins were approximately 315,000 units for the three month period ended June 28, 1998 and approximately 223,000 units for the three month period ended June 27, 1999. The decrease in pro forma unit sales of harvesting boxes and specialty bins is attributed to lower demand for specialty bins in the Southeast and on the West Coast. Pro forma unit sales of reconditioned drums were approximately 1.5 million units for the three month period ended June 28, 1998 and approximately
1.4 million units for the three month period ended June 27, 1999. The decrease in pro forma drum unit sales is due primarily to a reduction in lower unit margin business and less demand in the Midwest markets.

  Pro forma unit sales of new pallets increased 19.5% from approximately 7.6 million units for the six month period ended June 28, 1998 to approximately 9.1 million units for the six month period ended June 27, 1999. The increase in pro forma unit sales of new pallets was due to the replacement of CHEP sales and the existence of a national contract. Pro forma unit sales of repaired and used pallets increased from approximately 5.4 million units for the six month period ended June 28, 1998 to approximately 7.5 million units for the six month period ended June 27, 1999. The increase in pro forma unit sales of repaired and used pallets resulted from the replacement of CHEP sales. Pro forma unit sales of new and used pallets exclude products sold to CHEP in all periods. Pro forma unit sales of agricultural harvesting boxes and specialty bins were approximately 657,000 units for the six month period ended June 28, 1998 and approximately 454,000 units for the six month period ended June 27, 1999. The decrease in pro forma unit sales of harvesting boxes and specialty bins is attributed to lower demand for specialty bins in the Southeast and on the West Coast. Pro forma unit sales of reconditioned drums were approximately 2.7 million units for the six month period ended June 28, 1998 and approximately 2.5 million units for the six month period ended June 27, 1999. The decrease in pro forma drum unit sales is due primarily to a reduction in lower unit margin business and less demand in the Midwest markets.

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

  On March 25, 1997, the Company entered into a credit agreement with Bank One, Texas, N.A., which was amended on January 29, 1998, September 3, 1998, November 10, 1998, December 28, 1998, May 10, 1999 and June 27, 1999 (the "Amended Credit Facility"). The Amended Credit Facility provides the Company with a revolving line of credit of up to $150.0 million, which may be used for general corporate purposes, including acquisitions, the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. The Amended Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on the earlier of December 31, 1999 or a change in control, which will occur upon consummation of the pending merger with IFCO, which is expected to close in the fourth quarter of 1999 and which is described below.

  The Company is pursuing additional debt financing and a refinancing of the Amended Credit Facility both independent of and in conjunction with the pending merger with IFCO. However, there can be no assurance that the Company will be able to obtain additional financing or refinance the Amended Credit Facility or that any additional financing or refinancing will be on terms that are as favorable to the Company as the Amended Credit Facility. The Company's failure to obtain additional financing or refinance the Amended Credit Facility before December 31, 1999, or any additional financing or new financing obtained by the Company on terms that are materially less favorable than those of the Amended Credit Facility, could have a material adverse effect on the Company's results of operations and financial condition.

  Advances under the Amended Credit Facility bear interest at Bank One's base interest rate, as defined, plus a margin of 50 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. At the Company's option, such advances may bear interest based on a designated LIBOR plus a margin of 275 basis points through March 31, 1999 and increasing by 50 basis points on that date and each quarter until maturity. Commitment fees of 50 basis points are payable on the unused portion of the line of credit through March 31, 1999 and increase by 50 basis points on that date and each quarter until maturity. The Amended Credit Facility contains a limit for standby letters of credit of up to $10.0 million. There were letter of credit commitments of approximately $3.9 million outstanding under the Amended Credit Facility as of June 27, 1999.

  The Amended Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of other indebtedness and requires the Company to comply with certain financial covenants including consolidated net worth, fixed charge coverage, and funded debt and senior debt to earnings before interest, taxes, depreciation and amortization ratios. The approximate level of borrowings available under the Amended Credit Facility as of June 27, 1999 was $13.6 million. The Amended Credit Facility is secured by a lien on the real and tangible personal property of the Company, as defined, a pledge of the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary. The amounts due under the Amended Credit Facility are also guaranteed by the Company's U.S. subsidiaries.

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

Pending Merger

  On March 30, 1999, PalEx entered into a definitive merger agreement with International Food Container Organization ("IFCO") to merge their businesses. The combined entity, to be named IFCO Systems, will include IFCO's European, U.S., Asian and Latin American returnable packaging operations and PalEx's North American pallet and industrial container operations. Under the terms of the agreement, PalEx will merge into a new subsidiary of IFCO Systems. The outstanding shares of PalEx's common stock will be exchanged for common stock of IFCO Systems representing between 32 percent and 35 percent of its outstanding shares. The merger will occur concurrently with an initial public offering of shares in IFCO Systems. At the time of the merger and immediately before the initial public offering, the shares of IFCO Systems that are not owned by PalEx's shareholders will be owned by Schoeller Packaging Systems. The closing of the merger is subject to the approval of shareholders, completion of the initial public offering of IFCO Systems and other customary conditions. The transaction is expected to be completed in the fourth quarter of 1999.

Seasonality

  The pallet manufacturing and crating business is subject to seasonal variations in operations and demand. The Company's third quarter is traditionally the quarter with the lowest demand. The Company has a significant number of agricultural customers and typically experiences the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May). Yearly results can fluctuate significantly in this region depending on the size of the citrus and produce harvests, which, in turn, largely depend on the occurrence and severity of freezing weather and changes in rainfall. Adverse weather conditions may also affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost. The Company's locations serving predominantly manufacturing and industrial customers experience less seasonality.

  The Company's drum reconditioning segment is seasonally impacted in the southeastern and western United States by the agricultural industries. Reconditioned drum sales are strongest during a period generally beginning in April and extending through September, with preseason production for this period running from January through March.

  Management believes that the effect of seasonality will diminish as the Company grows and expands its customer base both internally and through acquisition. However, management believes the third quarter currently represents the seasonally slow quarter of the Company's fiscal year.

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

     As a result of its evaluations of the Year 2000 Issue, the Company is engaged in the process of upgrading and replacing certain information and other computer systems in order to be able to operate without disruption after 1999. Based upon information currently available, the Company does not anticipate that the costs of these actions will exceed $250,000. Although the Company is assessing the reliability of its year 2000 compliance, disruptions of the computer systems of banks, vendors, customers or other third parties, whose systems are outside the Company's control, could impair the Company's ability to obtain necessary raw materials or to sell to or service its customers. Disruption of the Company's computer systems, or the computer systems of its banks, vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the Company's financial condition and results of operations.

  The Company, as part of its contingency plan, has initiated a formal communication program with significant vendors to evaluate their Year 2000 compliance, and is assessing their responses to the Company's Year 2000 readiness questionnaire. Approximately 46% of those vendors surveyed have responded to our inquiry regarding their own Year 2000 readiness. Of those vendors that have replied, all have stated that their ability to supply the Company will not be affected by Year 2000 issues. However, if a significant vendor becomes unable to deliver materials or services, the Company has identified replacement vendors which can provide substitute materials and services for many of the goods the Company sells and substitutes for many of the services it receives can be obtained from other vendors. No single supplier accounts for more than approximately 3% of the Company's purchases, and the Company does not currently foresee any significant impairment in its ability to procure materials due to operational failures of vendors. However, the Company cannot assure timely compliance of vendors and may be adversely affected by failures of significant vendors to supply products or services due to Year 2000 compliance failures.

                                  PALEX, INC.

                         PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

  Exhibit No.
  -----------

    10.1  Credit Facility Amendment
    27.0  Financial Data Schedule

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



                                PALEX, INC.

Date: August 11, 1999           By: /s/ Casey A. Fletcher
                                    ------------------------------
                                    Casey A. Fletcher
                                    Chief Accounting Officer