Form 10-Q
period 1999-09-26
PALEX INC
filed 1999-11-10
CIK 1029448

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 26, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     The number of shares of Common Stock of the Registrant, par value $.01 per share, outstanding at November 4, 1999 was 19,591,495.

                             PALEX, INC. FORM 10-Q

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1999

                                     INDEX

                        Part I -- Financial Information

Item 1 -- Financial Statements

General Information...............................................................................      3

Consolidated Balance Sheets -- PalEx, Inc. and Subsidiaries as of December 27, 1998
   and September 26, 1999.........................................................................      4

Consolidated Statements of Income-- PalEx, Inc. and Subsidiaries for the Three and Nine Month
   Periods Ended September 27, 1998 and September 26, 1999........................................      5

Consolidated Statements of Comprehensive Income -- PalEx, Inc. and Subsidiaries for the Three and
   Nine Month Periods Ended September 27, 1998 and September 26, 1999.............................      6

Consolidated Statement of Changes in Stockholders' Equity-- PalEx, Inc. and Subsidiaries for the
   Nine Month Period Ended September 26, 1999.....................................................      7

Consolidated Statements of Cash Flows-- PalEx, Inc. and Subsidiaries for the Nine Month Periods
   Ended September 27, 1998 and September 26, 1999................................................      8

Notes to the Consolidated Financial Statements....................................................      9

Item 2 -- Management's Discussion and Analysis of Financial Condition
   and Results of Operations......................................................................     15

                                   Part II -- Other Information

Item 6-- Exhibits and Reports on Form 8-K.........................................................     26

Signature.........................................................................................     27

                  PALEX, INC. PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

General Information

     PalEx, Inc. ("PalEx" or the "Company") was founded in January 1996 to create a national provider of pallet products and related services. On March 25, 1997, concurrently with the closing of the initial public offering (the "Offering") of its Common Stock, par value $.01 per share (the "Common Stock"), PalEx acquired its founding companies in three separate transactions (collectively, the "Founding Companies"). One of these companies was identified as the accounting acquiror. The remaining two were accounted for using the purchase method of accounting.

     Subsequent to the acquisition of the Founding Companies and the Offering and through the end of fiscal 1998, the Company acquired 24 additional companies using a combination of cash, Common Stock and notes payable that are convertible into common stock. The Company made no acquisitions during the nine month period ended September 26, 1999. Sixteen of the acquired companies provide pallet manufacturing, recycling and leasing services and eight of the acquired companies are engaged in the reconditioning and rebuilding of industrial steel containers.

     Eight of the companies acquired subsequent to the Offering and acquisition of the Founding Companies were accounted for as poolings-of-interests. The remaining sixteen companies were accounted for as purchases.

     PalEx and International Food Container Organization ("IFCO") are parties to a merger agreement that provides for the merger of the two entities. The merger agreement was entered into on March 29, 1999 and was subsequently amended and restated on October 6, 1999. Following the merger, PalEx and IFCO will be subsidiaries of a newly formed public company named IFCO Systems, N.V. ("IFCO Systems"). IFCO Systems will include IFCO's European, U.S., Asian and Latin American returnable packaging operations and PalEx's North American pallet and industrial container operations. Under the terms of the agreement, PalEx will merge into a new subsidiary of IFCO Systems. PalEx's shareholders will receive consideration valued at $9.00 per share for each of their shares of PalEx common stock, with no less than 40% and no more than 49% of the total consideration paid to all of PalEx's shareholders being in the form of cash and the balance of the consideration being in the form of shares of stock of IFCO Systems. Subject to these aggregate limitations, PalEx shareholders will be entitled to elect to receive cash and/or shares of IFCO Systems stock in exchange for their PalEx shares. A subsidiary of General Electric Company will own a debenture convertible into shares of IFCO Systems. The merger will occur concurrently with an initial public offering of shares in IFCO Systems. At the time of the merger and immediately before the initial public offering, the shares of IFCO Systems that are not owned by PalEx's shareholders will be owned by Schoeller Packaging Systems. The closing of the merger is subject to the approval of shareholders, completion of the initial public offering of IFCO Systems, and other customary conditions. The transaction is expected to be completed in the first quarter of 2000.

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

                         PALEX, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                  December 27,     September 26,
                                                                                  ------------     -------------
                                                                                      1998              1999
                                                                                      ----              ----
                                                                                                     (Unaudited)
                                   ASSETS
CURRENT ASSETS:
Cash and cash equivalents.....................................................    $      4,157     $       6,035
Accounts receivable, net of allowance of $1,616 and $1,439....................          44,543            48,704
Inventories...................................................................          29,986            27,135
Deferred income taxes.........................................................           2,105             2,490
Prepaid expenses and other current assets.....................................           4,427             7,217
                                                                                  ------------     -------------
     Total current assets.....................................................          85,218            91,581

PROPERTY, PLANT AND EQUIPMENT, net............................................          75,724            75,471
GOODWILL AND OTHER INTANGIBLE ASSETS, net of accumulated
  amortization of $4,648 and $8,075...........................................         128,568           125,850
OTHER ASSETS..................................................................           2,928             3,885
                                                                                  ------------     -------------
     Total assets.............................................................    $    292,438     $     296,787
                                                                                  ============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt..........................................    $      1,960     $     131,266
Current maturities of convertible notes payable to related parties............               -            10,012
Bank overdraft................................................................           8,407             7,702
Accounts payable..............................................................           9,004            11,260
Accrued expenses..............................................................          10,646            14,255
Income taxes payable..........................................................             529             2,491
                                                                                  ------------     -------------
     Total current liabilities................................................          30,546           176,986

LONG-TERM DEBT, net of current maturities.....................................         143,902             2,176
CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES, net of current
  maturities..................................................................           9,910                 -
DEFERRED INCOME TAXES.........................................................           5,350             5,545
FOREIGN DEFERRED INCOME TAXES.................................................           3,957             4,418
OTHER LONG-TERM LIABILITIES...................................................           3,493             3,632
COMMITMENTS AND CONTINGENCIES.................................................               -                 -

STOCKHOLDERS' EQUITY:
Preferred stock $.01 par value, 5,000,000 shares authorized, no
   shares issued..............................................................               -                 -
Common stock, $.01 par value, 30,000,000 shares authorized,
   20,289,091 and 20,299,341 outstanding......................................             203               203
Additional paid-in capital....................................................          79,030            79,107
Unearned compensation.........................................................          (1,770)           (1,770)
Accumulated other comprehensive (loss) income:
    Foreign currency translation adjustment...................................            (623)              979
Retained earnings.............................................................          18,440            25,511
                                                                                  ------------     -------------
     Total stockholders' equity...............................................          95,280           104,030
                                                                                  ------------     -------------
     Total liabilities and stockholders' equity...............................    $    292,438     $     296,787
                                                                                  ============     =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands, Except Share and Per Share Data)
                                  (Unaudited)

                                                                     Three Month Period Ended          Nine Month Period Ended
                                                                     ------------------------          -----------------------
                                                                 Sept. 27, 1998    Sept. 26, 1999   Sept. 27, 1998  Sept. 26, 1999
                                                                 --------------    --------------   --------------  --------------
REVENUES......................................................   $       77,912    $       93,715   $      230,244  $      291,029
COST OF GOODS SOLD............................................           63,036            77,023          186,499         232,937
INVENTORY VALUATION ADJUSTMENT................................             (504)                -            1,679               -
                                                                 --------------    --------------   --------------  --------------
      Gross profit............................................           15,380            16,692           42,066          58,092
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES..................            9,065            10,799           24,109          32,333
POOLING EXPENSES..............................................                -                 -            1,841               -
COMPENSATION DIFFERENTIAL.....................................                -                 -            1,062               -
AMORTIZATION OF GOODWILL AND OTHER INTANGIBLE ASSETS..........              810             1,246            1,843           3,603
RESTRUCTURING (CREDIT) CHARGE.................................             (430)                -            2,404               -
PLANT CLOSURE COSTS AND ASSET ABANDONMENT LOSS................            1,369                 -            1,369               -
                                                                 --------------    --------------   --------------  --------------
      Income from operations..................................            4,566             4,647            9,438          22,156
INTEREST EXPENSE..............................................           (2,423)           (3,669)          (5,320)        (10,872)
OTHER INCOME (EXPENSE), NET...................................              (81)            1,251              273           1,406
                                                                 --------------    --------------   --------------  --------------
INCOME BEFORE INCOME TAXES....................................            2,062             2,229            4,391          12,690
PROVISION FOR INCOME TAXES....................................              885               755            1,885           5,619
                                                                 --------------    --------------   --------------  --------------
NET INCOME....................................................   $        1,177    $        1,474   $        2,506  $        7,071
                                                                 ==============    ==============   ==============  ==============
NET INCOME PER SHARE - BASIC..................................   $          .06    $          .07   $          .14  $          .35
NET INCOME PER SHARE-DILUTED..................................   $          .06    $          .07   $          .13  $          .35
Shares used in computing net income per share-basic...........       19,159,094        20,299,341       18,514,585      20,296,777
Shares used in computing net income per share-diluted.........       19,285,920        20,299,341       18,929,548      20,299,259

      The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (In Thousands)
                                  (Unaudited)

                                                         Three Month Period Ended           Nine Month Period Ended
                                                         ------------------------           -----------------------
                                                      September 27,     September 26,    September 27,    September 26,
                                                           1998              1999            1998             1999
                                                      -------------     -------------    -------------    -------------
Net income........................................    $       1,177     $       1,474    $       2,506    $       7,071
Other comprehensive income:
   Foreign currency translation adjustment........                -              (135)               -            1,602
                                                      -------------     -------------    -------------    -------------
Comprehensive income..............................    $       1,177     $       1,339    $       2,506    $       8,673
                                                      =============     =============    =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                (In Thousands)
                                  (Unaudited)

                                                                                                     Accumulated
                                           Common Stock        Capital in                               Other           Total
                                           ------------
                                                               Excess of     Unearned      Retained  Comprehensive    Stockholders'
                                        Shares       Amount    Par Value   Compensation    Earnings  (Loss) Income       Equity
                                     ------------  ----------  ----------  ------------    --------  -------------    -------------
BALANCE, December 27, 1998.........        20,289  $      203  $   79,030  $     (1,770)   $ 18,440  $        (623)   $      95,280
Exercise of stock options..........            10           -          77             -           -              -               77
Foreign currency translation
 adjustment........................             -           -           -             -           -          1,602            1,602
Net income.........................             -           -           -             -       7,071              -            7,071
                                     ------------  ----------  ----------  ------------    --------  -------------    -------------
BALANCE, September 26, 1999........        20,299  $      203  $   79,107  $     (1,770)   $ 25,511  $         979    $     104,030
                                     ============  ==========  ==========  ============    ========  =============    =============

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                                        Nine Month Period Ended
                                                                                        -----------------------
                                                                                September 27, 1998       September 26, 1999
                                                                                ------------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...................................................................         $   2,506                $   7,071
   Adjustment to conform fiscal year-end of Pooled Companies....................              (470)                       -
   Adjustments to reconcile net income to net cash provided by operating activities -
     Depreciation and amortization..............................................             6,978                   11,104
     Deferred income taxes......................................................              (465)                     266
     Adjustments to goodwill and other intangible assets, net...................                 -                      (70)
     (Loss) gain on sale of assets..............................................                 3                     (485)
     Plant closure costs and asset abandonment loss.............................             1,369                        -
     Changes in operating assets and liabilities--
         Accounts receivable....................................................            (2,383)                  (4,018)
         Inventories............................................................             1,183                    2,944
         Prepaid expenses and other current assets..............................            (2,912)                  (2,784)
         Accounts payable and accrued expenses..................................             2,073                    6,868
         Other assets and liabilities...........................................               667                     (812)
                                                                                         ---------                ---------
     Net cash provided by operating activities..................................             8,549                   20,084
                                                                                         ---------                ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment...................................           (10,847)                  (7,659)
   Proceeds from sale of property, plant and equipment..........................             1,411                    1,699
   Cash paid for business acquisitions, net of cash acquired....................           (78,327)                       -
                                                                                         ---------                ---------
     Net cash used in investing activities......................................           (87,763)                  (5,960)
                                                                                         ---------                ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net repayments on line of credit.............................................            (1,150)                       -
   Proceeds from long-term debt.................................................           154,725                   34,030
   Payments on long-term debt...................................................           (73,646)                 (46,348)
   Net proceeds from exercise of stock options..................................                46                       77
Purchase of minority interest in pooled company.................................              (751)                       -
                                                                                         ---------                ---------
      Net cash provided by (used in) financing activities.......................            79,224                  (12,241)
                                                                                         ---------                ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH
  EQUIVALENTS...................................................................                 -                       (5)
                                                                                         ---------                ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS.......................................                10                    1,878
CASH AND CASH EQUIVALENTS-- beginning of period.................................             7,448                    4,157
                                                                                         ---------                ---------
CASH AND CASH EQUIVALENTS-- end of period.......................................         $   7,458                $   6,035
                                                                                         =========                =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for --
     Interest...................................................................         $   4,956                $   9,011
     Income taxes...............................................................         $   4,512                $   3,525

  The accompanying notes are an integral part of these consolidated financial statements.

                         PALEX, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              SEPTEMBER 26, 1999

                                  (Unaudited)

1.   BASIS OF PRESENTATION

   PalEx, Inc. ("PalEx" or the "Company") was founded in January 1996 to create a national provider of pallet products and related services. On March 25, 1997, concurrently with the closing of the initial public offering (the "Offering") of its Common Stock, par value $.01 per share (the "Common Stock"), PalEx acquired its founding companies in three separate transactions (collectively, the "Founding Companies"). One of these companies was identified as the accounting acquiror. The remaining two were accounted for using the purchase method of accounting.

   Subsequent to the acquisition of the Founding Companies and the Offering and through the end of fiscal 1998, the Company acquired 24 additional companies using a combination of cash, Common Stock and notes payable that are convertible into common stock. The Company made no acquisitions during the nine month period ended September 26, 1999. Sixteen of the acquired companies provide pallet manufacturing, recycling and leasing services and eight of the acquired companies are engaged in the reconditioning and rebuilding of industrial steel containers.

   Eight of the companies acquired subsequent to the Offering and acquisition of the Founding Companies were accounted for as poolings-of-interests. The remaining sixteen companies were accounted for as purchases.

   For those acquisitions accounted for as purchases, the purchase prices have been allocated based upon the estimated fair value of the assets and liabilities acquired. The Company evaluates on a regular basis whether events and circumstances have occurred that would warrant changes in those estimates. The accompanying consolidated financial statements present the accounting acquiror combined with those companies accounted for as poolings-of-interest for the periods presented, and those companies accounted for as purchases from their respective dates of acquisition. All significant intercompany transactions and balances have been eliminated in consolidation.

   The Company operates from 70 locations in 23 states and seven Canadian provinces. Its headquarters are in Houston, Texas, with significant manufacturing operations located in Arkansas, California, Florida, Georgia, Illinois, North Carolina, Ohio, Pennsylvania, Texas and Wisconsin and pallet leasing operations in seven Canadian provinces. Sales are made throughout the United States and Canada with significant concentrations in the southeastern, midwestern and western regions of the United States. The Company primarily serves agricultural and industrial customers. Revenues related to agricultural customers are highly seasonal and occur primarily during the citrus and produce harvesting seasons, which are concentrated between October and May.

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

3.   LONG TERM DEBT

   The Company and members of a lending syndicate, which includes Bank One, Texas, N.A. ("Bank One") as a lender and administrative agent, are parties to an amended and restated secured credit agreement dated as of September 26, 1999 (collectively, the "Amended Credit Facility"). The Amended Credit Facility provides the Company with a revolving line of credit of up to $150.0 million, which may be used for general corporate purposes, including acquisitions, the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. The Amended Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on the earlier of June 30, 2000 or a change of control. Amounts outstanding under the Amended Credit Facility at September 26, 1999 are classified as current liabilities in the accompanying balance sheet.

   Advances under the Amended Credit Facility bear interest at Bank One's base interest rate, as defined, plus a margin of 200 basis points. At the Company's option, such advances may bear interest based on a designated LIBOR rate plus a margin of 400 basis points. The interest rate on the Amended Credit Facility will increase by 50 basis points on March 31, 2000. Commitment fees of 50 basis points are payable quarterly on the unused portion of the Amended Credit Facility. The Amended Credit Facility contains a limit for standby letters of credit of $10.0 million. There were letter of credit commitments of approximately $3.8 million outstanding under the Amended Credit Facility as of September 26, 1999. The Amended Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of certain indebtedness and acquisitions and requires the Company to comply with certain financial covenants including consolidated net worth, fixed charge coverage, and funded debt and senior debt to earnings before interest, taxes, depreciation and amortization ratios, and certain levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The approximate level of borrowings available under the Amended Credit Facility as of September 26, 1999 was $17.0 million. The Amended Credit Facility is secured by a lien on the real and tangible personal property of the Company, as defined, a pledge of the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary. The amounts due under the Amended Credit Facility are also guaranteed by the Company's U.S. subsidiaries.

   On November 10, 1999, the Company entered into a note purchase agreement (the "Note Purchase Agreement") for CIBC World Markets Corp. ("CIBC") to acquire $25.0 million of the Company's unsecured Senior Subordinated Notes due September 30, 2000 (the "Subordinated Notes"). Under the terms of the Subordinated Notes, the Company will pay interest at the greater of LIBOR plus 600 basis points and the rate on the Amended Credit Facility plus 200 basis points. The interest rate on the Subordinated Notes will increase by 50 basis points on each of March 31, 2000 and June 30, 2000. The Company will be required to pay a fee of approximately $0.8 million when the Subordinated Notes are issued, and approximately $0.6 million at June 30, 2000 if the Subordinated Notes have not been repaid as of that date. If the Subordinated Notes are not repaid in full before September 30, 2000, the holders of the Subordinated Notes will be granted warrants to purchase 5% of the then outstanding, fully-diluted shares of the Common Stock of the Company. At CIBC's option, the holders may be paid an agreed upon cash fee in lieu of the warrants. Net proceeds from the issuance of the Subordinated Notes will be used to pay down the amounts outstanding under the Amended Credit Facility and increase the amounts available thereunder.

   Under the terms of the Amended Credit Facility and the Note Purchase Agreement, capital expenditures for the fiscal quarters ending December 26, 1999, March 26, 2000 and June 25, 2000 are limited to $7.5, $17.5 and $25.0 million, respectively and cumulatively.

   The Company issued approximately $10.0 million in subordinated convertible notes payable (the "Convertible Notes") to certain former owners of companies acquired by PalEx. The Convertible Notes, which bear interest at rates ranging from six to eight percent, include provisions that allow conversion into shares of the Company's Common Stock beginning on the first anniversary date of the Convertible Notes (the "Conversion Date") at conversion prices ranging from $10.78 to $15.86 per share. If the Convertible Notes are not converted they become due and payable on their second anniversary. At the Company's option, the Convertible Notes may be prepaid at any time following the Conversion Date.

4.   CAPITAL STOCK

   The shares outstanding as of December 27, 1998 and September 26, 1999 include as common stock equivalents those shares of the Company's Canadian subsidiary which are convertible on a share for share basis into the Common Stock of the Company.

   On September 30, 1998, the Company issued a warrant for the purchase of up to 250,000 shares of its Common Stock for professional advisory services at an exercise price of $11.375 per share. The warrant may be exercised in whole or in part upon the consummation of certain defined transactions, including, without limitation, the merger of PalEx with IFCO (see Note 9) and expires in May 2005. During 1999, this agreement was modified to also provide for the issuance of 200,000 shares of the Company's common stock if certain criteria are met upon the closing of the merger between PalEx and IFCO. None of the defined transactions had occurred as of September 26, 1999.

5.   EARNINGS PER SHARE

   Net income per share - basic for the three and nine month periods ended September 27, 1998 and September 26, 1999 was computed using the shares attributable to PalEx companies, including weighted average shares issued for those companies acquired as purchases, the shares issued pursuant to the Offering and the over-allotment option, the shares issued to Main Street Capital Partners, L.P. and PalEx management, the shares issued to the profit sharing plans of the Founding Companies, and the shares of the Company's Canadian subsidiary convertible on a share for share basis into the common stock of the Company. The shares used in computing net income per share - diluted also include the effect of unexercised stock options under the treasury method and considered the dilutive effect of Convertible Notes.

6.   INCOME TAXES

   The Company files a consolidated federal income tax return which includes the taxable income or loss of its subsidiaries subsequent to their respective acquisitions. Each of the Companies has or will file a "short period" federal income tax return through their respective acquisition dates.

7.   COMMITMENTS AND CONTINGENCIES

Contingent Purchase Price

       The Company is obligated under the terms of an agreement with the former owners of one of the companies acquired in 1998 and accounted for as a purchase to pay, in either cash or equal amounts of cash and the Company's Common Stock, up to $6,000,000 based on the subsidiary's post-acquisition earnings, as defined. Amounts due under this contingency, if any, will be accrued as part of the purchase price when the contingency is resolved at the end of the Company's 1999 fiscal year. The Company believes that it will be required to pay all or substantially all of this contingent purchase price when it is resolved. The payment method will be determined after the amount of the contingent purchase price has been finalized.

Insurance

   The Company carries a broad range of insurance coverage, including general and business auto liability, commercial property, workers' compensation and a general umbrella policy.

   The Company is self-insured for certain medical claims up to $50,000 per person per year, and is self-insured for workers compensation claims up to $250,000 per incident per year. Provisions for expected future payments are accrued and are based on the Company's estimate of its aggregate liability for all open and unreported claims.

Operating Lease Agreements

   The Company conducts a portion of its operations and warehouses certain of its products in leased facilities under leases accounted for as operating leases.

   The leases provide for payment of taxes and other expenses by the Company. Rent expense for operating leases was approximately $2.2 million and $4.1 million for the nine month periods ended September 27, 1998 and September 26, 1999, respectively.

8.   BUSINESS SEGMENTS

   The Company has two business segments, one operating in the pallet industry and the other in the steel drum reconditioning industry. The pallet segment produces, recycles, sells, repairs, leases and retrieves wooden pallets in the United States and Canada primarily for use in agricultural and industrial markets. The drum segment reconditions steel drums in the United States primarily for use in agricultural and industrial markets. There were no significant intercompany sales between the two segments for the nine month periods ended September 27, 1998 and September 26, 1999.

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

                                                            Three Month Period Ended
                                                          ----------------------------
                                              September 27, 1998                 September 26, 1999
                                            ----------------------             ----------------------
                                       Pallet     Drum     Consolidated   Pallet     Drum        Consolidated
                                       ------     ----     ------------   ------     ----        ------------
Revenues                               $ 55,116   $ 22,796     $ 77,912   $ 67,348   $ 26,367        $ 93,715
                                       ========   ========     ========   ========   ========        ========
Earnings contribution                  $  3,205   $  3,694     $  6,899   $  4,680   $  3,561        $  8,241
                                       ========   ========                ========   ========
Corporate expenses                                                 (584)                               (2,348)
Interest expense                                                 (2,423)                               (3,669)
Amortization of goodwill and other
   intangible assets                                               (810)                               (1,246)
Restructuring credit                                                430                                     -
Plant closure costs and asset
   abandonment costs                                             (1,369)                                    -
Other income (expense), net                                         (81)                                1,251
                                                               --------                              --------
Income before income taxes                                     $  2,062                              $  2,229
                                                               ========                              ========

                                                            Nine Month Period Ended
                                                          ---------------------------
                                              September 27, 1998                 September 26, 1999
                                            ----------------------             ----------------------
                                       Pallet     Drum     Consolidated   Pallet     Drum        Consolidated
                                       ------     ----     ------------   ------     ----        ------------
Revenues                               $167,558   $ 62,686     $230,244   $212,513   $ 78,516        $291,029
                                       ========   ========     ========   ========   ========        ========

Earnings contribution                  $ 10,822   $  6,873     $ 17,695   $ 20,699   $ 10,692        $ 31,391
                                       ========   ========                ========   ========
Corporate expenses                                               (2,641)                               (5,632)
Interest expense                                                 (5,320)                              (10,872)
Amortization of goodwill and other
   intangible assets                                             (1,843)                               (3,603)
Restructuring charge                                             (2,404)                                    -
Plant closure costs and asset
  abandonment costs                                              (1,369)                                    -
Other income (expense), net                                         273                                 1,406
                                                               --------                              --------
Income before income taxes                                     $  4,391                              $ 12,690
                                                               ========                              ========

   Earnings contribution for the Drum segment for the nine month period ended September 27, 1998 includes charges of approximately $1.8 million for investment advisory fees related to the acquisition of one of the drum companies and compensation differential (the difference between previous owners' and officers' compensation before the acquisitions and the amounts to which they have contractually agreed) of approximately $1.1 million incurred in conjunction with the acquisition of two of the drum companies.

   Earnings contribution for the Pallet segment for the three and nine month periods ended September 27, 1998 include inventory valuation adjustments of $(0.5) million and $1.7 million, respectively, resulting from the termination of the business relationship with CHEP (see Management's Discussion and Analysis of Financial Condition and Results of Operations).

9.   PENDING MERGER

   PalEx and International Food Container Organization ("IFCO") are parties to a merger agreement that provides for the merger of the two entities. The merger agreement was entered into on March 29, 1999 and was subsequently amended and restated on October 6, 1999. Following the merger, PalEx and IFCO will be subsidiaries of a newly formed public company named IFCO Systems, N.V. ("IFCO Systems"). IFCO Systems will include IFCO's European, U.S., Asian and Latin American returnable packaging operations and PalEx's North American pallet and industrial container operations. Under the terms of the agreement, PalEx will merge into a new subsidiary of IFCO Systems. PalEx's shareholders will receive consideration valued at $9.00 per share for each of their shares of PalEx common stock, with no less than 40% and no more than 49% of the total consideration paid to all of PalEx's shareholders being in the form of cash and the balance of the consideration being in the form of shares of stock of IFCO Systems. Subject to these aggregate limitations, PalEx shareholders will be entitled to elect to receive cash and/or shares of IFCO Systems stock in exchange for their PalEx shares. A subsidiary of General Electric Company will own a debenture convertible into shares of IFCO Systems. The merger will occur concurrently with an initial public offering of shares in IFCO Systems. At the time of the merger and immediately before the initial public offering, the shares of IFCO Systems that are not owned by PalEx's shareholders will be owned by Schoeller Packaging Systems. The closing of the merger is subject to the approval of shareholders, completion of the initial public offering of IFCO Systems, and other customary conditions. The transaction is expected to be completed in the first quarter of 2000.

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

Results Of Operations

   The results of operations for the periods presented include the company and its wholly-owned subsidiaries. Those companies acquired as purchases are included from their respective dates of acquisition.

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

Three Month Periods Ended September 27, 1998 and September 26, 1999

   The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                   Three Month Period Ended
                                                                   ------------------------
                                                          September 27, 1998       September 26, 1999
                                                        ----------------------   ----------------------
Revenues..............................................  $  77,912        100.0%  $ 93,715         100.0%
Cost of goods sold....................................     63,036         80.9     77,023          82.2
Inventory valuation adjustment........................       (504)         (.6)         -             -
                                                        ---------        -----   --------         ------
Gross profit..........................................     15,380         19.7     16,692           17.8
Selling, general and administrative expenses..........      9,065         11.6     10,799           11.5
Amortization of goodwill and other intangible assets..        810          1.0      1,246            1.3
Restructuring credit..................................       (430)         (.6)         -              -
Plant closure costs and asset abandonment loss........      1,369          1.8          -              -
                                                        ---------        -----   --------         ------
Income from operations................................      4,566          5.9      4,647            5.0
Interest expense......................................     (2,423)        (3.1)    (3,669)          (3.9)
Other income (expense), net...........................        (81)         (.1)     1,251            1.3
                                                        ---------        -----   --------         ------
Income before income taxes............................      2,062          2.7      2,229            2.4
Provision for income taxes............................        885          1.1        755             .8
                                                        ---------        -----   --------         ------
Net income............................................  $   1,177          1.6%  $  1,474            1.6%
                                                        =========        =====   ========         ======

   Revenues increased 20.3% from approximately $77.9 million in the three month period ended September 27, 1998 to approximately $93.7 million in the three month period ended September 26, 1999. On April 29, 1998, the Company notified its largest customer, CHEP USA ("CHEP"), that PalEx was terminating all existing agreements with CHEP. Effective that date, the Company ceased supplying CHEP with new pallets and provided advance notice (generally, ten to sixty days) under contractual arrangements to discontinue repair and depot services to CHEP. The termination of the Company's relationship affected certain of the Company's facilities in the southeastern and western United States. The increase in revenues for the three month period ended September 26, 1999 compared to the three month period ended September 27, 1998 is primarily attributable to the companies acquired as purchases, increased product demand resulting from the Company's sales and marketing efforts and replacement of sales previously made to CHEP.

   Gross profit increased to $16.7 million for the three month period ended September 26, 1999 from $15.4 million for the three month period ended September 27, 1998, primarily from the additional gross profit provided by those companies acquired as purchases in 1998. Gross profit as a percentage of revenues decreased from 19.1% (excluding the inventory valuation allowance resulting from the termination of the business relationship with CHEP) for the three-month period ended September 27, 1998 to 17.8% for the three month period ended September 26, 1999, primarily due to a temporary increase in costs of repairing rental pallets in Canada as the Canadian Pallet Council changes its pallet standard and from decreased demand for drum reconditioning and services in the midwestern United States. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, and changes in product mix and raw material costs.

   Selling, general and administrative expenses increased from approximately $9.1 million, or 11.6% of revenues, in the three month period ended September 27, 1998 to $10.8 million, or 11.5% of revenues, in the three month period ended September 26, 1999. This increase of approximately $1.7 million is generally attributable to the Purchased Companies acquired subsequent to June 28, 1998 and to the Company's continued progress in organizing and building its regional operating structure.

   Amortization of goodwill and other intangible assets increased from approximately $0.8 million for the three month period ended September 27, 1998 to approximately $1.2 million for the three month period ended September 26, 1999. This increase was due to the additional companies acquired as purchases in 1998.

   Interest expense increased from approximately $2.4 million for the three month period ended September 27, 1998 to approximately $3.7 million for the three month period ended September 26, 1999, primarily as a result of the additional borrowings related to the acquisitions of the 1998 Purchased Companies and higher interest rates.

   Other income (expense) for the three month period ended September 26, 1999 includes gains of approximately $0.6 million from the recovery of insurance proceeds for certain assets damaged or destroyed by fire at two of the Company's facilities and approximately $0.6 million for the sale of a manufacturing facility.

   As a result of the foregoing, net income increased from approximately $1.2 million for the three month period ended September 27, 1998 to approximately $1.5 million for the three month period ended September 26, 1999.

Nine Month Periods Ended September 27, 1998 and September 26, 1999

     The following table sets forth certain selected financial data as a percentage of revenues for the periods indicated (dollars in thousands):

                                                                             Nine Month Period Ended
                                                                             -----------------------
                                                                September 27, 1998             September 26, 1999
                                                              ----------------------         ----------------------
Revenues................................................      $  230,244       100.0%        $  291,029       100.0%
Cost of goods sold......................................         186,499        81.0            232,937        80.0
Inventory valuation adjustment..........................           1,679          .7                  -           -
                                                              ----------       -----         ----------       -----
Gross profit............................................          42,066        18.3             58,092        20.0
Selling, general and administrative expenses............          24,109        10.5             32,333        11.1
Pooling expenses........................................           1,841          .8                  -           -
Compensation differential...............................           1,062          .5                  -           -
Amortization of goodwill and other intangible assets....           1,843          .8              3,603         1.3
Restructuring charge....................................           2,404         1.0                  -           -
Plant closure costs and asset abandonment loss..........           1,369          .6                  -           -
                                                              ----------       -----         ----------       -----
Income from operations..................................           9,438         4.1             22,156         7.6
Interest expense........................................          (5,320)       (2.3)           (10,872)       (3.7)
Other income (expense), net.............................             273          .1              1,406          .5
                                                              ----------       -----         ----------       -----
Income before income taxes..............................           4,391         1.9             12,690         4.4
Provision for income taxes..............................           1,885          .8              5,619         1.9
                                                              ----------       -----         ----------       -----
Net income..............................................      $    2,506         1.1%        $    7,071         2.5%
                                                              ==========       =====         ==========       =====


     Revenues increased 26.4% from approximately $230.2 million in the nine month period ended September 27, 1998 to approximately $291.0 million in the nine month period ended September 26, 1999. The termination of the Company's CHEP relationship affected certain of the Company's facilities in the southeastern and western United States during the 1998 period. Revenues related to CHEP sales for the nine month period ended September 27, 1998 were approximately $26.1 million. The increase in revenues for the nine month period ended September 26, 1999 compared to the nine month period ended September 27, 1998 is primarily attributable to the companies acquired as purchases and sales to new customers that replaced sales previously made to CHEP.

   Gross profit increased from approximately $42.1 million for the nine month period ended September 27, 1998 to approximately $58.1 million for the nine month period ended September 26, 1999, primarily as a result of increased volumes due to the acquisition of the Purchased Companies. Gross profit as a percentage of revenues increased from 19.0% (excluding the inventory valuation adjustment resulting from the termination of the business relationship with
CHEP) for the nine month period ended September 27, 1998 to 20.0% for the nine month period ended September 26, 1999, primarily due to higher margins from both recycled pallet sales and new pallet manufacturing, which higher margins were partially offset by lower gross margin percentages in the 1999 third quarter in drum reconditioning and services and pallet leasing activities in Canada. The Company's gross profit as a percentage of revenues may fluctuate as a result of competitive pricing in different market areas in which it operates, and changes in product mix and raw material costs.

   Selling, general and administrative expenses increased from approximately $24.1 million, or 10.5% of revenues, in the nine month period ended September 27, 1998 to $32.3 million, or 11.1% of revenues, in the nine month period ended September 26, 1999. This increase is generally attributable to the Purchased Companies acquired subsequent to September 27, 1998 and to the Company's progress in organizing and building its regional operating structure.

   The results of operations for the nine month period ended September 27, 1998 include approximately $1.8 million and $1.1 million for pooling expenses and compensation differential, respectively, related to the acquisition of certain drum companies. Restructuring charges, plant closure costs and asset abandonment loss and inventory valuation adjustment relating to the Company's termination of its relationship with CHEP totaled approximately $5.5 million for the nine months ended September 27, 1998.

   Amortization of goodwill and other intangible assets increased from approximately $1.8 million for the nine month period ended September 27, 1998 to approximately $3.6 million for the nine month period ended September 26, 1999. This increase was due to the additional companies acquired as purchases.

   Interest expense increased from approximately $5.3 million for the nine month period ended September 27, 1998 to approximately $10.9 million for the nine month period ended September 26, 1999, primarily as a result of the additional borrowings related to the acquisitions of the 1998 Purchased Companies, but also as a result of higher interest rates on the Company's variable rate debt.

   Other income (expense) for the nine month period ended September 26, 1999 includes gains of approximately $0.6 million from the recovery of insurance proceeds for certain assets damaged or destroyed by fire at two of the Company's facilities and approximately $0.6 million for the sale of a manufacturing facility.

   As a result of the foregoing, net income increased from approximately $2.5 million for the nine month period ended September 27, 1998 to approximately $7.1 million for the nine month period ended September 26, 1999.

Other Data

EBITDA

Set forth below is the Company's calculation of EBITDA for the indicated periods (in thousands). EBITDA is not presented as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles). Instead, it is presented because it is a widely accepted financial indicator of the ability to incur and service debt.

                                                        Three Month Period Ended        Nine Month Period Ended
                                                        ------------------------        -----------------------
                                                     September 27,    September 26,    September 27,   September 26,
                                                     -------------    -------------    -------------   -------------
                                                          1998             1999             1998            1999
                                                         -----             ----             ----            ----
Net income..........................................       $ 1,177        $ 1,474          $ 2,506          $ 7,071
Provision for income taxes..........................           885            755            1,885            5,619
Inventory valuation adjustment......................         (504)              -            1,679                -
Pooling expenses....................................             -              -            1,841                -
Compensation differential...........................             -              -            1,062                -
Depreciation and amortization.......................         2,499          3,524            6,978           11,104
Restructuring charge (credit).......................          (430)             -            2,404                -
Plant closure costs and asset abandonment loss......         1,369              -            1,369                -
Interest expense....................................         2,423          3,669            5,320           10,872
                                                         ---------      ---------        ---------        ---------
EBITDA..............................................       $ 7,419        $ 9,422          $25,044          $34,666
                                                         =========      =========         ========        =========

EBITDA as calculated by the Company is not necessarily comparable with similarly-titled measures presented by other companies.

UNIT SALES

   Pro forma unit sales of new pallets increased 13.0% from approximately 3.6 million units for the three month period ended September 27, 1998 to approximately 4.1 million units for the three month period ended September 26, 1999. The increase in pro forma unit sales of new pallets was primarily a result of the existence of a national contract and increases in market share. Pro forma unit sales of repaired and used pallets increased from approximately 3.1 million units for the three month period ended September 27,

1998 to approximately 3.8 million units for the three month period ended September 26, 1999. The increase in pro forma unit sales of repaired and used pallets resulted from increases in market share. Pro forma unit sales of new and used pallets exclude products sold to CHEP in all periods. Pro forma unit sales of agricultural harvesting boxes and specialty bins were approximately 75,000 units for the three month period ended September 27, 1998 and approximately 120,000 units for the three month period ended September 26, 1999. Pro forma unit sales of reconditioned drums were approximately 1.4 million units for the three month period ended September 27, 1998 and approximately 1.2 million units for the three month period ended September 26, 1999. The decrease in pro forma drum unit sales is due primarily to a reduction in demand in the Midwest markets.

   Pro forma unit sales of new pallets increased 17.4% from approximately 11.2 million units for the nine month period ended September 27, 1998 to approximately 13.2 million units for the nine month period ended September 26, 1999. The increase in pro forma unit sales of new pallets was due to the existence of a national contract and increases in market share. Pro forma unit sales of repaired and used pallets increased from approximately 8.5 million units for the nine month period ended September 27, 1998 to approximately 11.3 million units for the nine month period ended September 26, 1999. The increase in pro forma unit sales of repaired and used pallets resulted from increases in market share. Pro forma unit sales of new and used pallets exclude products sold to CHEP in all periods. Pro forma unit sales of agricultural harvesting boxes and specialty bins were approximately 732,000 units for the nine month period ended September 27, 1998 and approximately 574,000 units for the nine month period ended September 26, 1999. The decrease in pro form unit sales of harvesting boxes and specialty bins is attributed to lower demand for specialty bins in the Southeast and on the West coast. Pro forma unit sales of reconditioned drums were approximately 4.1 million units for the nine month period ended September 27, 1998 and approximately 3.6 million units for the nine month period ended September 26, 1999. The decrease in pro forma drum unit sales is due primarily to a reduction in demand in the Midwest markets in the 1999 third quarter.

Liquidity and Capital Resources

   On March 25, 1997, PalEx completed the Offering, which included an overallotment option. The net proceeds to PalEx from the Offering and the overallotment option were approximately $23.2 million, which were used primarily to repay certain indebtedness of the Founding Companies.

   The Company and members of a lending syndicate, which includes Bank One, Texas, N.A. ("Bank One") as a lender and administrative agent, are parties to an amended and restated secured credit agreement dated as of September 26, 1999 (collectively, the "Amended Credit Facility"). The Amended Credit Facility provides the Company with a revolving line of credit of up to $150.0 million, which may be used for general corporate purposes, including acquisitions, the repayment or refinancing of indebtedness of all acquisitions including future acquisitions, capital expenditures, letters of credit and working capital. The Amended Credit Facility will terminate and all amounts outstanding thereunder, if any, will be due and payable on the earlier of June 30, 2000 or a change of control. Amounts outstanding under the Amended Credit Facility at September 26, 1999 are classified as current liabilities in the accompanying balance sheet.

    Advances under the Amended Credit Facility bear interest at Bank One's base interest rate, as defined, plus a margin of 200 basis points. At the Company's option, such advances may bear interest based on a designated LIBOR rate plus a margin of 400 basis points. The interest rate on the Amended Credit Facility will increase by 50 basis points on March 31, 2000. Commitment fees of 50 basis points are payable quarterly on the unused portion of the Amended Credit Facility. The Amended Credit Facility contains a limit for standby letters of credit of $10.0 million. There were letter of credit commitments of approximately $3.8 million outstanding under the Amended Credit Facility as of September 26, 1999. The Amended Credit Facility prohibits the payment of dividends by the Company, restricts the Company's incurrence or assumption of certain indebtedness and acquisitions and requires the Company to comply with certain financial covenants including consolidated net worth, fixed charge coverage, and funded debt and senior debt to earnings before interest, taxes, depreciation and amortization ratios, and certain levels of earnings before interest, taxes, depreciation and amortization (EBITDA), as defined. The approximate level of borrowings available under the Amended Credit Facility as of September 26, 1999 was $17.0 million. The Amended Credit Facility is secured by a lien on the real and tangible personal property of the Company, as defined, a pledge of the outstanding stock of each of the Company's U.S. subsidiaries and 65% of the outstanding stock of the Company's Canadian subsidiary. The amounts due under the Amended Credit Facility are also guaranteed by the Company's U.S. subsidiaries.

On November 10, 1999, the Company entered into a note purchase agreement (the "Note Purchase Agreement") for CIBC World Markets Corp. ("CIBC") to acquire $25.0 million of the Company's unsecured Senior Subordinated Notes due September 30, 2000 (the "Subordinated Notes"). Under the terms of the Subordinated Notes, the Company will pay interest at the greater of LIBOR plus 600 basis points and the rate on the Amended Credit Facility plus 200 basis points. The interest rate on the Subordinated Notes will increase by 50 basis points on each of March 31, 2000 and June 30, 2000. The Company will be required to pay a fee of approximately $0.8 million when the Subordinated Notes are issued, and approximately $0.6 million at June 30, 2000 if the Subordinated Notes have not been repaid as of that date. If the Subordinated Notes are not repaid in full before September 30, 2000, the holders of the Subordinated Notes will be granted warrants to purchase 5% of the then outstanding, fully-diluted shares of the Common Stock of the Company. At CIBC's option, the holders may be paid an agreed upon cash fee in lieu of the warrants. Net proceeds from the issuance of the Subordinated Notes will be used to pay down the amounts outstanding under the Amended Credit Facility and increase the amounts available thereunder.

Under the terms of the Amended Credit Facility and the Note Purchase Agreement, capital expenditures for the fiscal quarters ending December 26, 1999, March 26, 2000 and June 25, 2000 are limited to $7.5, $17.5 and $25.0 million, respectively and cumulatively.

   The Company issued approximately $10.0 million in subordinated convertible notes payable (the "Convertible Notes") to certain former owners of the 1998 Purchased Companies. The Convertible Notes, which bear interest at rates ranging from six to eight percent, include provisions that allow conversion into shares of the Company's Common Stock beginning on the first anniversary date of the Convertible Notes (the "Conversion Date") at conversion prices ranging from $10.78 to $15.86 per share. If the Convertible Notes are not converted they become due and payable on their second anniversaries. At the Company's option, the Convertible Notes may be prepaid at any time following the Conversion Date.

   The Company's liabilities under the Amended Credit Facility and the Subordinated Notes mature on June 30 and September 30, 2000, respectively. The Company intends to refinance these liabilities in connection with the completion of the merger with IFCO, which is currently expected to occur in the first quarter of 2000. However, there can be no assurance the merger with IFCO will be completed or completed prior to the maturity of these liabilities. In either event, the Company would have to extend the maturity dates under the Amended Credit Facility and the Subordinated Notes or obtain additional or new financing to satisfy or refinance these liabilities. There can be no assurance the Company could extend the maturity dates or obtain additional or new financing or that it could do so on commercially favorable terms. The Company's failure to accomplish at least one of these objectives could have a material adverse effect on the results of operations and financial condition of the Company.

Pending Merger

PalEx and International Food Container Organization ("IFCO") are parties to a merger agreement that provides for the merger of the two entities. The merger agreement was entered into on March 29, 1999 and was subsequently amended and restated on October 6, 1999. Following the merger, PalEx and IFCO will be subsidiaries of a newly formed public company named IFCO Systems, N.V. ("IFCO Systems"). IFCO Systems will include IFCO's European, U.S., Asian and Latin American returnable packaging operations and PalEx's North American pallet and industrial container operations. Under the terms of the agreement, PalEx will merge into a new subsidiary of IFCO Systems. PalEx's shareholders will receive consideration valued at $9.00 per share for each of their shares of PalEx common stock, with no less than 40% and no more than 49% of the total consideration paid to all of PalEx's shareholders being in the form of cash and the balance of the consideration being in the form of shares of stock of IFCO Systems. Subject to these aggregate limitations, PalEx shareholders will be entitled to elect to receive cash and/or shares of IFCO Systems stock in exchange for their PalEx shares. A subsidiary of General Electric Company will own a debenture convertible into shares of IFCO Systems. The merger will occur concurrently with an initial public offering of shares in IFCO Systems. At the time of the merger and immediately before the initial public offering, the shares of IFCO Systems that are not owned by PalEx's shareholders will be owned by Schoeller Packaging Systems. The closing of the merger is subject to the approval of shareholders, completion of the initial public offering of IFCO Systems, and other customary conditions. The transaction is expected to be completed in the first quarter of 2000.

Seasonality

   The pallet manufacturing and crating business is subject to seasonal variations in operations and demand. The Company's third quarter is traditionally the quarter with the lowest demand. The Company has a significant number of agricultural customers and typically experiences the greatest demand for new pallets from these customers during the citrus and produce harvesting seasons (generally October through May). Interim results for this customers base can fluctuate significantly depending on the size of the citrus and produce harvests, which, in turn, largely depend on the occurrence and severity of freezing weather and changes in rainfall. Adverse weather conditions may also affect the Company's ability to obtain adequate supplies of lumber at a reasonable cost. The Company's locations serving predominantly manufacturing and industrial customers experience less seasonality. The Company's drum reconditioning segment is seasonally impacted in the southeastern and western United States by the agricultural industries. Reconditioned drum sales are strongest during a period generally beginning in April and extending through September, with preseason production for this period running from January through March.

     Management believes that the effects of seasonality will diminish as the Company grows and expands its customer base both internally and through acquisition. However, management believes the third quarter currently represents the seasonally slow quarter of the Company's fiscal year.

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

     As a result of its evaluations of the Year 2000 Issue, the Company has been engaged in the process of upgrading and replacing certain information and other computer systems in order to be able to operate without disruption after 1999, and will continue to survey its information and computer based systems for any possible impact that the Year 2000 Issue may have on those systems. Based upon information currently available, the Company does not anticipate that the costs of these actions will exceed $250,000. Although the Company is assessing the reliability of its year 2000 compliance, disruptions of the computer systems of banks, vendors, customers or other third parties, whose systems are outside the Company's control, could impair the Company's ability to obtain necessary raw materials or to sell to or service its customers. Disruption of the Company's computer systems, or the computer systems of its banks, vendors or customers, as well as the cost of avoiding such disruption, could have a material adverse effect upon the Company's financial condition and results of operations.

     The Company, as part of its contingency plan, has initiated a formal communication program with significant vendors to evaluate their Year 2000 compliance, and is assessing their responses to the Company's Year 2000 readiness questionnaire. Approximately 54% of those vendors surveyed have responded to our inquiry regarding their own Year 2000 readiness. Of those vendors that have replied, all have stated that their ability to supply the Company will not be affected by Year 2000 issues. However, if a significant vendor becomes unable to deliver materials or services, the Company has identified replacement vendors which can provide substitute materials and services for many of the goods the Company sells and substitutes for many of the services it receives can be obtained from other vendors. No single supplier accounts for more than approximately 3% of the Company's purchases, and the Company does not currently foresee any significant impairment in its ability to procure materials due to operational failures of vendors. However, the Company cannot assure timely compliance of vendors and may be adversely affected by failures of significant vendors to supply products or services due to Year 2000 compliance failures.

                                  PALEX, INC.

                          PART II --OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

     Exhibit  No
     -----------

     10.1 Fourth Amendment Dated as of June 27, 1999 to Amend and Restate the Amended and Restated Secured Credit Agreement with BankOne, Texas, National Association, as administrative agent, and the Lenders Party Thereto

     27.0  Financial Data Schedule

(b) Reports on Form 8-K

        On October 15, 1999, the Company filed a Current Report on Form 8-K to report the amendment of the agreement to merge the Company with International Food Container Organization.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    PALEX, INC.

Date: November 10, 1999                             By: /s/ Casey A. Fletcher
                                                        ---------------------
                                                        Casey A. Fletcher
                                                        Chief Accounting Officer